Form 10-Q
period 1994-04-30
MAY DEPARTMENT STORES CO
filed 1994-06-08
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 30, 1994

                                        OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________



                            Commission File Number 1-79



                         THE MAY DEPARTMENT STORES COMPANY
              (Exact name of registrant as specified in its charter)



             New York                                     43-0398035
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)



611 Olive Street, St. Louis, Missouri                         63101
(Address of principal executive offices)                    (Zip Code)


                                  (314) 342-6300
                          (Registrant's telephone number,
                               including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                                YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
248,580,892 shares of common stock, $.50 par value, as of April 30, 1994.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                           April 30,      May 1,      Jan. 29,
ASSETS                                       1994          1993         1994

Current Assets:
   Cash and cash equivalents              $      109    $      320   $        46
   Accounts receivable, net                    2,142         2,086         2,394
   Merchandise inventories                     2,215         1,981         2,020
   Other current assets                          224           308           219
      Total Current Assets                     4,690         4,695         4,679

Property and Equipment, at cost                5,185         4,798         5,047
Accumulated Depreciation                      (1,701)       (1,628)       (1,636)
   Net Property and Equipment                  3,484         3,170         3,411

Goodwill                                         614           632           619
Other Assets                                      87            93            91

      Total Assets                        $    8,875    $    8,590   $     8,800


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                      $       47    $      261   $       113
   Accounts payable                            1,008           866           870
   Accrued expenses                              753           853           740
   Income taxes                                   11            41            48
      Total Current Liabilities                1,819         2,021         1,771

Long-term Debt                                 2,809         2,826         2,822

Deferred Income Taxes                            366           340           373

Other Liabilities                                169           165           182

ESOP Preference Shares                           379           387           380

Unearned Compensation                           (359)         (371)         (367)

Shareowners' Equity                            3,692         3,222         3,639

      Total Liabilities and
          Shareowners' Equity             $    8,875    $    8,590   $     8,800

            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)                             13 Weeks Ended
                                                    April 30,        May 1,
                                                      1994            1993

Net Retail Sales:
   Department stores                              $     2,013     $      1,815
   Payless ShoeSource                                     517              457
Total Net Retail Sales                            $     2,530     $      2,272

Revenues                                          $     2,622     $      2,422
Cost of sales                                           1,817            1,683
Selling, general and
   administrative expenses                                558              517
Interest expense, net                                      59               63
Earnings before income taxes                              188              159
Provision for income taxes                                 76               63

Net Earnings                                      $       112     $         96

Primary Earnings per Share                        $       .43     $        .37

Fully Diluted Earnings
   per Share                                      $       .41     $        .35

Dividends Paid per
   Common Share                                   $       .23     $    .20-3/4

Primary Average Shares
   Outstanding and Equivalents                          250.0            249.8

Fully Diluted Average Shares
   Outstanding and Equivalents                          265.3            265.5





            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                  13 Weeks Ended
                                                         April 30,      May 1,
                                                           1994          1993
Operating Activities:
  Net earnings and depreciation/
     amortization                                      $       197   $       176
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                     166           145
  Other assets and liabilities, net                            (19)           13

                                                               344           334

Investing Activities:
  Net additions to property and equipment                     (154)          (87)
  Other                                                          4            (1)

                                                              (150)          (88)




Financing Activities:
  Net repayments of long-term debt                             (72)          (40)
  Net issuances (purchases) of
     treasury stock                                              3            (2)
  Dividend payments, net of tax benefit                        (62)          (56)

                                                              (131)          (98)

Increase in Cash and Cash Equivalents                  $        63   $       148




Cash paid during the period:

  Interest                                             $        57   $        58
  Income Taxes                                                 116            44



            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Summary of Significant Accounting Policies (page 18) and the Notes to Consolidated Financial Statements (pages 23-29) in the 1993 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Department store merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 1994 and 1993.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information for the periods indicated is as follows:
                                            April 30,      May 1,      Jan. 29,
                                              1994          1993         1994

Current Ratio                                  2.6           2.3          2.6
Debt-Capitalization Ratio                       44%           48%          45%
Fixed Charge Coverage*                         3.2x          2.4x         3.1x
Fixed Charge Coverage before
  Special and Nonrecurring Items*              3.2x          2.8x         3.1x

   * Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before gross interest expense (excluding one-half of the interest expense related to the MCAC sale/leaseback debt (MCAC loans) prior to MCA partnership dissolution), the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense (excluding one-half of the interest expense related to the MCAC loans prior to MCA partnership dissolution), interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's first quarter 1994 current ratio increased as compared with first quarter 1993 due to net reductions in total current liabilities, whereas total current assets was relatively unchanged. The increase in merchandise inventories was substantially offset by the decrease in cash equivalents. The increase in accounts payable, primarily related to the increase in inventories, was more than offset by decreases in the current maturities of long-term debt, and accrued expenses principally related to consolidations and store closings.

The decrease in registrant's first quarter 1994 debt-capitalization ratio as compared with first quarter 1993 is primarily due to net reductions in debt during 1993 funded primarily from 1993 cash flows, and growth in retained earnings.

The increase in registrant's first quarter 1994 fixed charge coverage ratio as compared with first quarter 1993 is primarily due to increased level of earnings, as lower gross interest expense due to net reductions in debt was substantially offset by higher rent expense.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases by business segment are as follows:

                                                             Store-for-
                                              Total             Store

      Department stores                        10.9%              8.2%
      Payless ShoeSource                       13.1               6.0
        Total Net Retail Sales                 11.4%              7.7%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1994 and 1993.

                                                 1994           1993

   Cost of Sales                                 69.3%          69.5%
   Selling, general and
     administrative expenses                     21.3           21.3
   Interest expense, net                          2.2            2.6

   Earnings before income taxes                   7.2%           6.6%

   Effective income tax rate                     40.5%          39.4%

   Net Earnings                                   4.3%           4.0%

Cost of sales was $1,817 million in the 1994 first quarter, up 8.0% from $1,683 million in the 1993 first quarter. The overall increase is primarily related to higher sales volume. As a percent of revenues, cost of sales decreased 0.2% from the first quarter of 1993 primarily due to lower buying and occupancy expenses, partially offset by a small decline in merchandise gross margin. LIFO was a charge of $8 million in the first quarter of 1994 and 1993. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $558 million in the 1994 first quarter, compared with $517 million in the 1993 first quarter, a 7.9% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, remained constant for the first quarter of 1994 as compared with 1993.

Net interest expense for the first quarter 1994 and 1993 was as follows (millions):

                                                 1994           1993

   Interest expense                            $   62          $  67
   Interest income                                 (1)            (3)
   Capitalized interest                            (2)            (1)
      Net Interest Expense                     $   59          $  63

The decrease in 1994 net interest expense for the first quarter is the result of net reductions of debt in 1993. As a percent of revenues, interest expense for the first quarter of 1994 decreased 0.4% from the first quarter of 1993.

The effective income tax rate for the first quarter of 1994 increased as compared with 1993 primarily due to an increase in the tax rate resulting from the 1993 tax law change and slightly higher state income tax rates.

Operating results for the trailing years were as follows (millions, except per share):

                                                             52 Weeks Ended
                                                         April 30,       May 1,
                                                           1994           1993

 Net retail sales                                      $    11,213     $    10,289

 Revenues                                              $    11,729     $    11,184

 Net earnings                                          $       727     $       618

 Fully diluted earnings per share                      $      2.71     $      2.31

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                            PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

   There have been no material developments in the legal proceeding identified in response to Item 3 to registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (11)   -  Computation of Net Earnings Per Share
         (12)   -  Computation of Ratio of Earnings to Fixed Charges

   (b)   Reports on Form 8-K

         A report dated April 20, 1994, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)




Date:  June 7, 1994                     /s/           Jerome T. Loeb
                                                      Jerome T. Loeb
                                                       President and
                                                  Chief Financial Officer