Form 10-Q
period 1994-07-30
MAY DEPARTMENT STORES CO
filed 1994-09-06
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
248,360,687 shares of common stock, $0.50 par value, as of July 30, 1994.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                              July 30,     July 31,    Jan. 29,
ASSETS                                          1994         1993        1994

Current Assets:
   Cash and cash equivalents                 $      86    $     184   $       46
   Accounts receivable, net                      2,009        1,965        2,394
   Merchandise inventories                       2,076        1,942        2,020
   Other current assets                            234          291          219
      Total Current Assets                       4,405        4,382        4,679

Property and Equipment, at cost                  5,445        4,982        5,047
Accumulated Depreciation                        (1,783)      (1,692)      (1,636)
   Net Property and Equipment                    3,662        3,290        3,411

Goodwill                                           610          628          619
Other Assets                                        81           99           91

      Total Assets                           $   8,758    $   8,399   $    8,800


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                         $     198    $     170   $      113
   Accounts payable                                849          791          870
   Accrued expenses                                795          812          740
   Income taxes                                      -            -           48
      Total Current Liabilities                  1,842        1,773        1,771

Long-term Debt                                   2,652        2,823        2,822

Deferred Income Taxes                              326          341          373

Other Liabilities                                  181          175          182

ESOP Preference Shares                             377          385          380

Unearned Compensation                             (359)        (371)        (367)

Shareowners' Equity                              3,739        3,273        3,639

      Total Liabilities and
        Shareowners' Equity                  $   8,758    $   8,399   $    8,800


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.




                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)             13 Weeks Ended         26 Weeks Ended
                                      July 30,    July 31,   July 30,     July 31,
                                        1994        1993       1994        1993
Net Retail Sales:
  Department stores                  $    2,076  $   1,947  $    4,088  $    3,761
  Payless ShoeSource                        544        513       1,061         970
Total Net Retail Sales               $    2,620  $   2,460  $    5,149  $    4,731

Revenues                             $    2,706  $   2,586  $    5,328  $    5,008
Cost of sales                             1,887      1,791       3,704       3,474
Selling, general and
  administrative expenses                   544        536       1,102       1,053
Interest expense, net                        57         60         116         123

Earnings before income taxes                218        199         406         358
Provision for income taxes                   88         82         164         145

Net Earnings                         $      130  $     117  $      242  $      213

Primary Earnings per Share           $      .50  $     .45  $      .93  $      .82

Fully Diluted Earnings
  per Share                          $      .49  $     .44  $      .90  $      .79

Dividends Paid per
  Common Share                       $      .26  $     .23  $      .49  $  .43-3/4

Primary Average Shares
  Outstanding and
  Equivalents                             249.9      249.9       249.9       249.8


Fully Diluted Average Shares
  Outstanding and
  Equivalents                             265.2      266.0       265.2       265.9






            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    26 Weeks Ended
                                                           July 30,    July 31,
                                                             1994        1993
Operating Activities:
  Net earnings and depreciation/amortization             $      414   $      373
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                      300          164
  Other assets and liabilities, net                             (48)          26

                                                                666          563

Investing Activities:
  Net additions to property and equipment                      (414)        (283)
  Other                                                          10           (7)

                                                               (404)        (290)
Financing Activities:
  Net repayments of long-term debt                              (77)        (135)
  Net purchases of treasury stock                               (14)          (8)
  Dividend payments, net of tax benefit                        (131)        (118)

                                                               (222)        (261)

Increase in Cash and Cash Equivalents                    $       40   $       12




Cash paid during the period:

  Interest                                               $      121   $      130
  Income Taxes                                                  260          151




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

Inventories. Department store merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 1994 and 1993. The year-to-date LIFO provision was $16 million in 1994 and 1993.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations


Financial Condition

A summary of key financial information for the periods indicated is as follows:

                                             July 30,     July 31,     Jan. 29,
                                               1994         1993         1994

Current Ratio                                   2.4          2.5          2.6
Debt-Capitalization Ratio                        44%          47%          45%
Fixed Charge Coverage*                          3.2x         2.0x         3.1x
Fixed Charge Coverage before
  Special and Nonrecurring items*               3.2x         2.9x         3.1x

 * Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before gross interest expense (excluding one-half of the interest expense related to the MCAC sale/leaseback debt (MCAC loans) prior to MCA partnership dissolution), the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense (excluding one-half of the interest expense related to the MCAC loans prior to MCA partnership dissolution), interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable preferred stock.

Registrant's second quarter 1994 current ratio decreased as compared with second quarter 1993 due to a decrease in cash equivalents. The impact of the increase in merchandise inventories was substantially offset by the impact of the increase in accounts payable. The second quarter 1994 current ratio decreased as compared with year-end 1993 primarily due to a seasonal decrease in accounts receivable.

The decrease in registrant's second quarter 1994 debt-capitalization ratio as compared with second quarter 1993 is primarily due to growth in retained earnings and net reductions in debt during 1993 and 1994.

The increase in registrant's second quarter 1994 fixed charge coverage ratio, before 1992 Special and Nonrecurring items, as compared with second quarter 1993 is primarily due to increased level of earnings. Fixed charges were slightly lower in the second quarter 1994 as lower gross interest expense due to net reductions in debt was substantially offset by higher rent expense.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases (decreases) by business segment are as follows:

                                     Second Quarter            First Six Months
                                           Store-for-                  Store-for-
                                 Total        Store         Total         Store

Department stores                  6.6%        4.0%           8.7%          6.0%
Payless ShoeSource                 6.1        (0.5)           9.4           2.5
  Total Net Retail Sales           6.5%        3.1%           8.8%          5.3%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of net earnings as a percent of revenues.

                                        Second Quarter         First Six Months
                                       1994     1993           1994       1993

Cost of sales                           69.7%    69.3%          69.5%     69.4%
Selling, general and
  administrative expenses               20.1     20.7           20.7      21.0
Interest expense, net                    2.1      2.3            2.2       2.5

Earnings before income taxes             8.1%     7.7%           7.6%      7.1%

Effective income tax rate               40.5%    41.2%          40.5%     40.4%

Net Earnings                             4.8%     4.5%           4.5%      4.3%

Cost of sales was $1,887 million in the 1994 second quarter, up 5.4% from $1,791 million in the 1993 period. For the first six months of 1994, cost of sales was $3,704 million, a 6.6% increase from $3,474 million in the 1993 period. The overall increases are principally related to higher sales volume. For the second quarter, cost of sales, as a percent of revenues, increased 0.4% due to a decline in merchandise gross margin. For the first six months, cost of sales, as a percent of revenues increased 0.1% due to a 0.3% increase in merchandise gross margin offset by a 0.2% decrease in buying and occupancy expenses. The LIFO charge was $8 million in the second quarter of 1994 and 1993. For the first six months, the LIFO charge was $16 million in 1994 and 1993. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $544 million in the 1994 second quarter, up 1.6% from $536 million a year ago. For the first six months of 1994, selling, general and administrative expenses were $1,102 million compared with $1,053 million in the 1993 period, a 4.7% increase. The overall increases are primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, decreased 0.6% for the second quarter and 0.3% year-to-date as compared with 1993. The improvements were generally achieved across all selling, general and administrative expense components.

Net interest expense for the second quarter and first six months of
1994 and 1993 is as follows (millions):
                                     Second Quarter            First Six Months
                                    1994      1993             1994       1993
Interest expense                    $  62     $  66           $  124      $ 133
Interest income                        (2)       (2)              (3)        (5)
Capitalized interest                   (3)       (4)              (5)        (5)
   Net Interest Expense             $  57     $  60           $  116      $ 123

The decrease in 1994 net interest expense for the second quarter and the first six months is the result of net reductions of debt in 1993 and the first quarter of 1994. As a percent of revenues, interest expense decreased 0.2% for the second quarter and 0.3% for the first six months.

The effective income tax rate for the second quarter decreased as compared with 1993 primarily due to the 1993 second quarter tax provision including the impact of the 1993 tax law change which increased the tax rate retroactive to January 1, 1993.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                         July 30,      July 31,
                                                           1994          1993

   Net retail sales                                     $   11,413    $   10,517

   Revenues                                             $   11,849    $   11,284

   Net earnings                                         $      740    $      342

   Net earnings before special and
     nonrecurring items                                 $      740    $      640

   Fully diluted earnings per share                     $     2.76    $     1.27

   Fully diluted earnings per share before
     special and nonrecurring items                     $     2.76    $     2.39

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

   The legal proceeding identified in response to Item 3 to registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 has been settled subsequent to the end of the second quarter. The settlement will not have a material adverse effect on registrant's results of operations or its financial position.

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareowners of registrant was held on May 20, 1994.

   (b) At the annual meeting of shareowners of registrant held on May 20, 1994, action was taken with respect to:


         (i)     the election of five directors of registrant;
                                                                       Authority
                                                       For             Withheld

                 Thomas A. Hays                     222,516,139         1,610,084
                 Jerome T. Loeb                     222,829,514         1,296,709
                 Russell E. Palmer                  222,743,997         1,382,226
                 Michael P. Quinlan                 222,881,422         1,244,801
                 William P. Stiritz                 222,802,251         1,323,972

         (ii) a ratification of the appointment of Arthur Andersen & Co., as independent auditors (222,761,839 votes in favor, 773,109 votes against and 591,275 votes abstained);

         (iii) a proposal to approve the 1994 Stock Incentive Plan (161,963,898 votes in favor, 44,502,873 votes against, 1,485,118 votes abstained and 16,174,334 not voted);

         (iv)    a proposal to approve the Executive Incentive
                 Compensation Plan for Corporate Executives
                 (209,840,982 votes in favor, 11,323,046 votes
                 against, 1,988,534 votes abstained and 973,661 not voted);

         (v) a proposal relating to a classified Board of Directors (99,198,736 votes in favor, 104,934,334 votes against, 2,350,205 votes abstained and 17,642,948 not voted);

         (vi) a proposal relating to cumulative voting (56,407,898 votes in favor, 147,913,827 votes against, 2,161,550 votes abstained and 17,642,948 not voted);

         (vii) a proposal relating to retirement plans for Directors (50,694,079 votes in favor, 152,526,582 votes against, 3,262,614 votes abstained and 17,642,948 not voted);

         All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 18, 1994, filed with the Commission pursuant to Rule 12b-23(b).

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (11)   -  Computation of Net Earnings Per Share
         (12)   -  Computation of Ratio of Earnings to Fixed Charges
         (27)   -  Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated August 8, 1994, which contained a second quarter, 1994 Earnings Release dated August 8, 1994.

         A report dated August 11, 1994, which contained a copy of the Underwriting Agreement, dated August 4, 1994, among registrant, Morgan Stanley & Co., Incorporated and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; a specimen of 8-3/8% debentures due August 1, 2024.

         A report dated September 2, 1994, which contained the Rights Agreement between the registrant and the Bank of New York, as rights agent, dated August 19, 1994.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)




Date:  September 6, 1994

                                \s\          Jerome T. Loeb
                                             Jerome T. Loeb
                                              President and
                                         Chief Financial Officer