Form 10-Q
period 1994-10-29
MAY DEPARTMENT STORES CO
filed 1994-12-07
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 29, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
248,261,780 shares of common stock, $0.50 par value, as of October
29, 1994.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                              Oct. 29,     Oct. 30,    Jan. 29,
ASSETS                                          1994         1993        1994

Current Assets:
   Cash and cash equivalents                  $     26    $      74    $      46
   Accounts receivable, net                      2,102        2,099        2,394
   Merchandise inventories                       2,565        2,362        2,020
   Other current assets                            227          292          219
      Total Current Assets                       4,920        4,827        4,679

Property and Equipment, at cost                  5,660        5,144        5,047
Accumulated Depreciation                        (1,866)      (1,764)      (1,636)
   Net Property and Equipment                    3,794        3,380        3,411

Goodwill                                           607          623          619
Other Assets                                        81           98           91

      Total Assets                            $  9,402    $   8,928    $   8,800


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
      maturities of long-term debt            $    305    $     347    $     113
   Accounts payable                              1,090        1,021          870
   Accrued expenses                                794          861          740
   Income taxes                                      3           10           48
      Total Current Liabilities                  2,192        2,239        1,771

Long-term Debt                                   2,881        2,822        2,822

Deferred Income Taxes                              326          337          373

Other Liabilities                                  184          178          182

ESOP Preference Shares                             375          382          380

Unearned Compensation                             (359)        (371)        (367)

Shareowners' Equity                              3,803        3,341        3,639

      Total Liabilities and
        Shareowners' Equity                   $  9,402    $   8,928    $   8,800

            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

(Millions, except per share)             13 Weeks Ended        39 Weeks Ended
                                       Oct. 29,   Oct. 30,   Oct. 29,   Oct. 30,
                                         1994       1993       1994       1993
Net Retail Sales:
  Department stores                   $    2,325 $    2,173 $    6,410 $    5,931
  Payless ShoeSource                         540        519      1,601      1,489
Total Net Retail Sales                $    2,865 $    2,692 $    8,011 $    7,420

Revenues                              $    2,945 $    2,814 $    8,273 $    7,822
Cost of sales                              2,052      1,956      5,756      5,430
Selling, general and
  administrative expenses                    605        578      1,707      1,631
Interest expense, net                         56         60        172        183

Earnings before income taxes                 232        220        638        578
Provision for income taxes                    93         87        257        232

Net Earnings                          $      139 $      133 $      381 $      346

Primary Earnings per Share            $      .54 $      .51 $     1.47 $     1.33

Fully Diluted Earnings
  per Share                           $      .51 $      .49 $     1.41 $     1.28

Dividends Paid per
  Common Share                        $      .26 $      .23 $      .75 $  .66-3/4

Primary Average Shares
  Outstanding and Equivalents              249.6      250.3      249.8      249.9

Fully Diluted Average Shares
  Outstanding and Equivalents              264.7      265.9      265.0      266.1




            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    39 Weeks Ended
                                                           Oct. 29,    Oct. 30,
                                                             1994        1993
Operating Activities:
  Net earnings and depreciation/amortization              $     647    $     594
  Increase in working capital (excluding
     cash, cash equivalents and short-term debt)                (32)        (102)
  Other assets and liabilities, net                             (45)          25

                                                                570          517

Investing Activities:
  Net additions to property and equipment                      (637)        (456)
  Other                                                          10           (8)

                                                               (627)        (464)
Financing Activities:
  Increase in notes payable                                     137          208
  Net issuances (repayments) of long-term debt                  121         (165)
  Net purchases of treasury stock                                (7)         (14)
  Dividend payments, net of tax benefit                        (214)        (180)

                                                                 37         (151)

Decrease in Cash
  and Cash Equivalents                                    $     (20)   $     (98)




Cash paid during the period:

  Interest                                                   $  167         $ 188
  Income Taxes                                                  333           218




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

Inventories. Department store merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. There was no LIFO provision for the 1994 third quarter versus $4 million in 1993. The year-to-date LIFO provision was $16 million in 1994 and $20 million in 1993.

Litigation Costs. During the 1994 third quarter, the registrant recorded a pretax charge of $10 million, or $0.02 per share, which represents the registrant's share of the settlement of a 1992 lawsuit filed by certain bondholders and is net of previously established reserves.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information for the periods indicated is as follows:

                                             Oct. 29,      Oct. 30,      Jan. 29,
                                               1994          1993          1994
Current Ratio                                   2.2           2.2          2.6
Debt-Capitalization Ratio                        46%           49%          45%
Fixed Charge Coverage*                          3.2x          2.9x         3.1x

 * Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable preferred stock.

Registrant's third quarter 1994 current ratio decreased as compared with year-end 1993 primarily due to the seasonal decrease in accounts receivable and an increase in commercial paper borrowings to fund working capital needs. The impact of the increase in merchandise inventories was offset by the impact of the increase in accounts payable.

The decrease in registrant's third quarter 1994 debt-capitalization ratio as compared with third quarter 1993 is primarily due to growth in retained earnings. The increase in registrant's third quarter 1994 debt-capitalization ratio as compared with year-end 1993 is due to an increase in commercial paper borrowings and a net increase in long-term debt activity described below. These increases were partially offset by the growth in retained earnings.

During the 1994 third quarter, registrant issued $200 million, 8-3/8% debentures due in 2024. The proceeds from the issuance were added to registrant's general funds and will be available to retire a portion of its outstanding commercial paper and other short-term indebtedness, finance operations, and for general corporate purposes, including investments and acquisitions. In February 1994, registrant repaid $34 million of its medium-term notes. In April 1994, registrant repaid $35 million of its 10-3/4% debentures due in 2018.

The increase in registrant's third quarter 1994 fixed charge coverage ratio as compared with third quarter 1993 is primarily due to increased level of earnings. Fixed charges were slightly lower in the third quarter 1994 as lower gross interest expense due to net reductions in debt in 1993 and the first six months of 1994 was substantially offset by higher rent expense.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases by business segment are as follows:

                                    Third Quarter            First Nine Months
                                           Store-for-                 Store-for-
                                 Total        Store         Total        Store
Department stores                  6.9%        4.4%           8.1%         5.4%
Payless ShoeSource                 4.1        (2.6)           7.5          0.7
  Total Net Retail Sales           6.4%        3.1%           8.0%         4.5%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of net earnings as a percent of revenues.
                                        Third Quarter         First Nine Months
                                        1994     1993           1994     1993

Cost of sales                           69.7%    69.6%          69.6%    69.4%
Selling, general and
  administrative expenses               20.5     20.5           20.6     20.9
Interest expense, net                    1.9      2.1            2.1      2.3

Earnings before income taxes             7.9%     7.8%           7.7%     7.4%

Effective income tax rate               40.0%    39.8%          40.3%    40.1%

Net Earnings                             4.7%     4.7%           4.6%     4.4%

Cost of sales was $2,052 million in the 1994 third quarter, up 4.9% from $1,956 million in the 1993 period. For the first nine months of 1994, cost of sales was $5,756 million, a 6.0% increase from $5,430 million in the 1993 period. The overall increases are principally related to higher sales volume. For the third quarter, cost of sales, as a percent of revenues, increased 0.1% due to an increase in occupancy expenses, partially offset by a small increase in merchandise gross margin. The increase in merchandise gross margin was due to no LIFO charge in the 1994 third quarter compared with $4 million in 1993. For the first nine months, cost of sales, as a percent of revenues, increased 0.2% due to an increase in occupancy expenses, and a small decline in merchandise gross margin. For the first nine months, the LIFO charge was $16 million in 1994 and $20 million in 1993. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $605 million in the 1994 third quarter, up 4.6% from $578 million a year ago. For the first nine months of 1994, selling, general and administrative expenses were $1,707 million compared with $1,631 million in the 1993 period, 4.7% increase. The overall increases are primarily related to higher sales volume and the 1994 third quarter litigation costs charge of $10 million discussed in the Notes to Condensed Consolidated Financial Statements (page 5) of this report. Selling, general and administrative expenses as a percent of revenues, excluding litigation costs, decreased 0.3% to 20.2% for the third quarter and 0.4% to 20.5% year-to-date as compared with 1993. The improvements were generally achieved across most selling, general and administrative expense accounts.

Net interest expense for the third quarter and first nine months of 1994 and 1993 is as follows (millions):

                                      Third Quarter           First Nine Months
                                     1994       1993           1994        1993
Interest expense                    $  66      $  65          $ 190       $ 198
Interest income                        (3)        (2)            (6)         (7)
Capitalized interest                   (7)        (3)           (12)         (8)
   Net Interest Expense             $  56      $  60          $ 172       $ 183


The decrease in 1994 net interest for the first nine months is due to reduced average borrowings. As a percent of revenues, interest expense decreased 0.2% for the third quarter and the first nine months.

The effective income tax rate for the third quarter and first nine months of 1994 increased as compared with 1993 primarily due to slightly higher state income tax rates.

Operating results for the trailing years were as follows (millions, except per share):
                                                              52 Weeks Ended
                                                          Oct. 29,     Oct. 30,
                                                            1994         1993

   Net retail sales                                      $  11,580     $  10,733

   Revenues                                              $  11,980     $  11,427

   Net earnings                                          $     746     $     665

   Fully diluted earnings per share                      $    2.78     $    2.48

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

   The legal proceeding identified in response to Item 3 to registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, has been settled in the third quarter and is discussed in the Notes to Condensed Consolidated Financial Statements (page 5) of this report. The settlement did not have a material adverse effect on registrant's results of operations or its financial position.

   There are no material pending legal proceedings, other than routine litigation incidental to the business, to which registrant is party of or which any of registrant's property is the subject.

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

   (b)   Reports on Form 8-K - None.



                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)




Date:  December 6, 1994

                                \s\          Jerome T. Loeb
                                             Jerome T. Loeb
                                              President and
                                         Chief Financial Officer