Form 10-K405
period 1995-01-28
MAY DEPARTMENT STORES CO
filed 1995-04-19
CIK 63416

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 1995
                                        OR
[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                            Commission File Number 1-79

                         THE MAY DEPARTMENT STORES COMPANY
              (Exact name of registrant as specified in its charter)

                  New York                                   43-0398035
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification Number)

      611 Olive Street, St. Louis, Missouri                   63101
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:           (314) 342-6300

            Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
        Title of each class                            on which registered
Common Stock, par value $.50 per share              New York Stock Exchange
Preferred stock purchase rights                     New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:

$1.80 Preference Stock (assigned value $50.00 per share), without par value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                                 Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of registrant's common stock held by non-
affiliates as of April 1, 1995:  $9,122,054,185

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
248,550,964 shares of common stock, $.50 par value, as of April 1, 1995.

Documents incorporated by reference:
1. Portions of Registrant's 1994 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of Registrant's 1995 Proxy Statement, dated April 12, 1995, are incorporated into Part III.

                                      PART I

Items 1 and 2.  Business and Description of Property

Registrant, a corporation, was organized under the laws of the State of New York on June 4, 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877. Registrant operates eight quality regional department store companies nationwide. At fiscal year-end 1994, registrant operated 314 department stores in 29 states and the District of Columbia. The department store companies and their headquarters are: Lord & Taylor, New York City; Foley's, Houston; Robinsons-May, Los Angeles; Hecht's, Washington, D.C.; Kaufmann's, Pittsburgh; Filene's, Boston; Famous-Barr, St. Louis; and Meier & Frank, Portland, Ore.

In addition, registrant operates Payless ShoeSource, headquartered in Topeka, Kan. At fiscal 1994 year-end, 4,435 stores were operated in 49 states, the District of Columbia, Puerto Rico and the Virgin Islands.

Registrant employs approximately 56,000 full-time and 63,000 part-time associates in 49 states, the District of Columbia, Puerto
Rico, the Virgin Islands and eight offices overseas.

The following portions of registrant's 1994 Annual Report to Shareowners are incorporated herein by reference: Management's
Discussion and Analysis (pages 12-17); Six Year Summary by Business Segment (pages 28-29).

A.  Property Ownership

    (i)     Department Stores

            The following summarizes the property ownership of
            department stores at January 28, 1995:
                                                               % of Gross
                                               Number of        Building
                                                Stores         Sq. Footage

      Entirely or mostly owned*                    180               62%
      Entirely or mostly leased                     74               22
      Owned on leased land*                         60               16
                                                   314              100%

      * Includes a total of 20 department stores subject to financing.

    (ii)    Payless ShoeSource

            Payless ShoeSource store locations are substantially all leased, usually on a 10- to 15-year basis with renewal options.

B.  Credit Sales

Sales at registrant's department stores are made for cash or credit, including registrant's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended January 28, 1995, 57.3% of the total sales of registrant's department stores were made through registrant's credit plans. All sales of Payless ShoeSource are made either for cash or through third-party credit cards.

In 1991, registrant formed three national banks (May National Bank of Arizona (MBA), May National Bank of Ohio (MBO) and May National Bank of Maryland (MBM)), which are indirectly wholly owned and consolidated subsidiaries of registrant. MBM completed its liquidation in 1994.

During the last fiscal year, MBA and MBO extended credit to certain customers of registrant's Robinsons-May, Kaufmann's and Meier & Frank department stores companies. Throughout 1994, MBA and MBO sold the resulting accounts receivables at face value, to the registrant. In addition, MBA and MBO process remittances for their parent, May Funding, Inc. and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C.  Competition in Retail Merchandising

Registrant's retail merchandising business is conducted under highly competitive conditions. During the past several years, the retail industry has seen major changes which have increased competition. Although registrant is one of the nation's largest department store retailers, it has thousands of competitors at the local level which compete with registrant's individual department and Payless ShoeSource stores. Competition at the local level is characterized by numerous factors including convenience of facilities, reputation, procurement of merchandise, product mix, advertising, price, quality, service and credit availability. Registrant believes that it is in a strong competitive position with regard to each of these factors. Registrant has been able to perform in a competitive environment through effective merchandising.

D.  Executive Officers of Registrant

The names and ages (as of April 19, 1995) of all executive officers of registrant, and the positions and offices held with registrant by each such person are as follows:

         Name             Age                  Positions and Offices

David C. Farrell          61    Chairman and Chief Executive Officer
Thomas A. Hays            62    Deputy Chairman
Jerome T. Loeb            54    President and Chief Financial Officer
Richard L. Battram        60    Vice Chairman
Anthony J. Torcasio       49    President and Chief Executive Officer,
                                  May Merchandising Company
Louis J. Garr, Jr.        55    Executive Vice President and General
                                  Counsel
R. Dean Wolfe             51    Executive Vice President
William D. Edkins         42    Senior Vice President
Lonny J. Jay              53    Senior Vice President
Jan R. Kniffen            46    Senior Vice President
Richard A. Brickson       47    Secretary and Senior Counsel
Martin M. Doerr           40    Vice President
Andrew T. Hall            34    Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of registrant, or until their respective successors shall have been elected and shall qualify. Messrs. Farrell, Hays, Loeb and Battram also serve as directors of registrant.

Each of the executive officers has been an officer of registrant for at least the last five years, with the following exceptions:
Mr. Torcasio was president of the former L.S. Ayres division and president and chief executive officer of Famous-Barr until 1993. In 1993, Mr. Torcasio became president and chief executive officer of May Merchandising Company and became an executive officer of registrant. Mr. Edkins was associated with the management consulting firm McKinsey & Company, Inc., from 1984 to 1990 and became an executive officer of registrant in 1990. Mr. Doerr was associated with the public accounting firm of Arthur Andersen LLP from 1976 to 1992 and became an executive officer of registrant in 1994. Mr. Hall was associated with the public accounting firm of Arthur Andersen LLP from 1983 to 1993 and became an executive officer of registrant in 1994.

Item 3.  Legal Proceedings

The legal proceeding identified in response to Item 3 to registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, was settled in 1994 and is discussed in the Notes to Consolidated Financial Statements (registrant's 1994 Annual Report to Shareowners at page 27.) The settlement did not have a material adverse effect on registrant's results of operations or its financial position.

There are no material pending legal proceedings, other than
ordinary routine litigation incidental to the business, to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.
                                         4

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended January 28, 1995.


                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareowner Matters

Common Stock Dividends and Market Prices (page 17) of registrant's 1994 Annual Report to Shareowners are incorporated herein by reference.


Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 30 and 31) of registrant's 1994 Annual Report to Shareowners is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 12-17), Summary of
Significant Accounting Policies (page 18) and Notes to Consolidated Financial Statements (pages 23-29) of registrant's 1994 Annual
Report to Shareowners are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Summary of Significant Accounting Policies (page 18), Consolidated Financial Statements (pages 19-22), Notes to Consolidated
Financial Statements (pages 23-29) and Report of Independent Public Accountants (page 32) of registrant's 1994 Annual Report to
Shareowners are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None.

                                     PART III

Items 10, 11, 12, 13.           Directors and Executive Officers of
                                Registrant, Executive Compensation,
                                Security Ownership of Certain Beneficial
                                Owners and Management, Certain
                                Relationships and Related Transactions

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of registrant) is incorporated by reference from the definitive proxy statement dated April 12, 1995, and filed pursuant to Regulation 14A. Information about executive officers of registrant is set forth in Part I of this Form 10-K, under the heading "Items 1 and 2. Business and Description of Property."

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)   Documents filed as part of this report:
      (1)   Financial Statements.  Incorporated by reference to
            registrant's 1994 Annual Report to Shareowners (Exhibit
            13):
                                                                  Location in
                                                                 Annual Report
            Summary of Significant Accounting Policies                    18
            Financial Statements-
              Consolidated Statement of Earnings for
                  the three fiscal years ended
                  January 28, 1995                                        19
              Consolidated Balance Sheet -
                  January 28, 1995, and January 29, 1994                  20
              Consolidated Statement of Cash Flows
                  for the three fiscal years ended
                  January 28, 1995                                        21
              Consolidated Statement of Shareowners'
                  Equity for the three fiscal years
                  ended January 28, 1995                                  22
            Notes to Consolidated Financial Statements                  23-29
            Report of Independent Public Accountants                      32

                                                                   Location in
                                                                   this Report
      (2)   Supplemental Financial Statement
            Schedule (for the three fiscal years
            ended January 28, 1995):

            Report of Independent Public Accountants
              on financial statement schedules                            10
            II     Valuation and qualifying accounts                      11

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

      (3)   Exhibits:                                             Location
            3(a)   Restated Certificate of                       Incorporated
                   Incorporation of                              by Reference
                   Registrant, dated March 22, 1994              to Exhibit
                                                                 3(a) of
                                                                 Annual Report
                                                                 on Form 10-K,
                                                                 filed April
                                                                 20, 1994.

            3(b)   By-Laws of Registrant, as amended             Filed
                                                                 herewith.

            11     Computation of Net Earnings                   Filed
                   Per Share                                     herewith.

            12     Computation of Ratio of                       Filed
                   Earnings to Fixed Charges                     herewith.

            13     The May Department Stores                     Filed
                   Company 1994 Annual Report to                 herewith.
                   Shareowners (only those portions
                   specifically incorporated by
                   reference shall be deemed filed
                   with the Commission)

            21     Subsidiaries of Registrant                    Filed
                                                                 herewith.

            23     Consent of Independent Public                 Page 10 of
                   Accountants                                   this Report.

            27     Financial Data Schedule                       Filed
                                                                 herewith.

            99     Form 11-K Annual Report of the                Filed
                   Profit Sharing and Savings Plan               herewith.
                   of The May Department Stores
                   Company for the fiscal year ended
                   December 31, 1994

      (4)   Reports on Form 8-K

            The registrant has not filed any reports on Form 8-K during the last quarter covered by this report.

All other schedules and exhibits of registrant for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted as they are not required or are inapplicable or the information required thereby has been given otherwise.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE MAY DEPARTMENT STORES COMPANY


Date:  April 19, 1995                       By:  /s/     Jerome T. Loeb
                                                         Jerome T. Loeb
                                                 Director, President and
                                                 Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


       Date                       Signature                         Title


                    Principal Executive Officer:


April 19, 1995      /s/        David C. Farrell            Director, Chairman
                               David C. Farrell            and Chief
                                                           Executive Officer


                    Principal Financial and
                      Accounting Officer:


April 19, 1995      /s/         Jerome T. Loeb             Director,
                                Jerome T. Loeb             President and
                                                           Chief Financial
                                                           Officer


                    Directors:


April 19, 1995      /s/         Thomas A. Hays             Director and
                                Thomas A. Hays             Deputy Chairman


April 19, 1995      /s/       Richard L. Battram           Director and Vice
                              Richard L. Battram           Chairman

       Date                       Signature                   Title


April 19, 1995      /s/        Helene L. Kaplan            Director
                               Helene L. Kaplan


April 19, 1995      /s/         Edward H. Meyer            Director
                                Edward H. Meyer


April 19, 1995      /s/        Russell E. Palmer           Director
                               Russell E. Palmer


April 19, 1995      /s/       Andrall E. Pearson           Director
                              Andrall E. Pearson


April 19, 1995      /s/       Michael R. Quinlan           Director
                              Michael R. Quinlan


April 19, 1995      /s/       William P. Stiritz           Director
                              William P. Stiritz


April 19, 1995      /s/        Robert D. Storey            Director
                               Robert D. Storey


April 19, 1995      /s/      Murray L. Weidenbaum          Director
                             Murray L. Weidenbaum


April 19, 1995      /s/     Edward E. Whitacre, Jr.        Director
                            Edward E. Whitacre, Jr.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The
May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 20, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 20, 1995





                                                               Exhibit 23

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended January 28, 1995, into the Company's previously filed Registration Statements on Form S-3 (No. 33-38585, 33-46021 and 33-55255) and Form S-8
(No. 33-26016, 33-38104 and 33-51849).




                                                         ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 19, 1995

                                                                  SCHEDULE II

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE THREE FISCAL YEARS ENDED JANUARY 28, 1995

(Millions)

                                             Charges
                                Balance      to costs                    Balance
                               beginning       and          Deductions    end of
                               of period     expenses          (a)        period

FISCAL YEAR ENDED
   JANUARY 28, 1995
      Allowance for
         doubtful accounts       $   76        $  77          $  (75)     $  78

FISCAL YEAR ENDED
   JANUARY 29, 1994
      Allowance for
         doubtful accounts       $   82        $  70          $  (76)     $  76

FISCAL YEAR ENDED
   JANUARY 30, 1993:
      Allowance for
         doubtful accounts       $   88        $  78          $  (84)     $  82


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $23 million in 1994, and $22 million in 1993 and 1992.


                                                                   Exhibit 21


                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                            SUBSIDIARIES OF REGISTRANT


The corporations listed below are subsidiaries of registrant, and all are included in the consolidated financial statements of registrant as subsidiaries (unnamed subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary):


                                                              Jurisdiction
                                                                in which
                         Name                                   organized

  May Capital, Inc.                                             Delaware

  May Centers Associates Corporation                            Missouri

  May Funding, Inc.                                             Nevada

  Payless Holdings, Inc.                                        Delaware

  Payless ShoeSource, Inc.                                      Missouri