Form 10-Q
period 1995-04-29
MAY DEPARTMENT STORES CO
filed 1995-06-09
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 29, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
248,681,629 shares of common stock, $.50 par value, as of April 29, 1995.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                           April 29,     April 30,    Jan. 28,
ASSETS                                       1995          1994         1995

Current Assets:
   Cash and cash equivalents              $      116    $      109   $       55
   Accounts receivable, net                    2,138         2,142        2,436
   Merchandise inventories                     2,455         2,215        2,207
   Other current assets                          204           224          212
      Total Current Assets                     4,913         4,690        4,910

Property and Equipment, at cost                5,906         5,185        5,794
Accumulated Depreciation                      (2,015)       (1,701)      (1,928)
   Net Property and Equipment                  3,891         3,484        3,866

Goodwill                                         598           614          602
Other Assets                                      94            87           94

      Total Assets                        $    9,496    $    8,875   $    9,472


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                      $      172    $       47   $      169
   Accounts payable                              961         1,008          837
   Accrued expenses                              698           753          761
   Income taxes                                   50            11          128
      Total Current Liabilities                1,881         1,819        1,895

Long-term Debt                                 2,858         2,809        2,875

Deferred Income Taxes                            362           366          359

Other Liabilities                                182           169          191

ESOP Preference Shares                           372           379          374

Unearned Compensation                           (346)         (359)        (357)

Shareowners' Equity                            4,187         3,692        4,135

      Total Liabilities and
          Shareowners' Equity             $    9,496    $    8,875   $    9,472


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)                             13 Weeks Ended
                                                    April 29,       April 30,
                                                      1995            1994

Net Retail Sales:
   Department stores                              $     2,128     $      2,009
   Payless ShoeSource                                     569              517
Total Net Retail Sales                            $     2,697     $      2,526

Revenues                                          $     2,787     $      2,622
Cost of sales                                           1,946            1,820
Selling, general and
   administrative expenses                                592              555
Interest expense, net                                      58               59
Earnings before income taxes                              191              188
Provision for income taxes                                 77               76

Net Earnings                                      $       114     $        112

Primary Earnings per Share                        $       .44     $        .43

Fully Diluted Earnings
   per Share                                      $       .42     $        .41

Dividends Paid per
   Common Share                                   $       .26     $        .23

Primary Average Shares
   Outstanding and Equivalents                          249.4            250.0

Fully Diluted Average Shares
   Outstanding and Equivalents                          264.5            265.3





            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                  13 Weeks Ended
                                                         April 29,    April 30,
                                                           1995         1994
Operating Activities:
  Net earnings and depreciation/
     amortization                                      $       211   $     197
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                      41         166
  Other assets and liabilities, net                             (9)        (19)

                                                               243         344

Investing Activities:
  Net additions to property and equipment                     (118)       (154)
  Other                                                          2           4

                                                              (116)       (150)




Financing Activities:
  Net repayments of long-term debt                              (3)        (72)
  Net issuances of treasury stock                               11           3
  Dividend payments, net of tax benefit                        (74)        (62)

                                                               (66)       (131)

Increase in Cash and Cash Equivalents                  $        61   $      63




Cash paid during the period:

  Interest                                             $        55   $      57
  Income Taxes                                                 133         116




            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Summary of Significant Accounting Policies (page 18) and the Notes to Consolidated Financial Statements (pages 23-29) in the 1994 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Department store merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 1995 and 1994.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information for the periods indicated is as follows:
                                           April 29,     April 30,    Jan. 28,
                                             1995          1994         1995

Current Ratio                                  2.6           2.6          2.6
Debt-Capitalization Ratio                       44%           44%          44%
Fixed Charge Coverage*                         3.4x          3.3x         3.4x

   * Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's fixed charge coverage ratio for the 52 weeks ended April 29, 1995 increased as compared with the 52 week period ended April 30, 1994, due to an increased level of earnings, partially offset by an increase in fixed charges, primarily rent expense.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases (decreases) by business segment are as follows:

                                                             Store-for-
                                              Total             Store

      Department stores                         5.9%              2.4%
      Payless ShoeSource                       10.2              (4.6)
        Total Net Retail Sales                  6.8%              1.0%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1995 and 1994.

                                                 1995           1994

   Cost of sales                                 69.8%          69.4%
   Selling, general and
     administrative expenses                     21.3           21.2
   Interest expense, net                          2.1            2.2

   Earnings before income taxes                   6.8%           7.2%

   Effective income tax rate                     40.5%          40.5%

   Net Earnings                                   4.1%           4.3%

Cost of sales was $1,946 million in the 1995 first quarter, up 6.9% from $1,820 million in the 1994 first quarter. The overall increase is primarily related to higher sales volume. As a percent of revenues, cost of sales increased 0.4% from the first quarter of 1994 due to higher occupancy expenses. LIFO was a charge of $8 million in the first quarter of 1995 and 1994. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $592 million in the 1995 first quarter, compared with $555 million in the 1994 first quarter, a 6.7% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, increased 0.1% for the first quarter of 1995 as compared with 1994.

Net interest expense for the first quarter 1995 and 1994 was as follows (millions):

                                                 1995           1994

   Interest expense                            $   65          $  62
   Interest income                                 (3)            (1)
   Capitalized interest                            (4)            (2)
      Net Interest Expense                     $   58          $  59

Interest expense net of capitalized interest increased in the 1995 first quarter due to increased debt balances. The increase in first quarter 1995 interest income primarily resulted from higher short term interest rates. As a percent of revenues, net interest expense for the first quarter of 1995 decreased 0.1% from the first quarter of 1994.

Operating results for the trailing years were as follows (millions, except per share):

                                                         52 Weeks Ended
                                                     April 29,       April 30,
                                                        1995            1994

 Net retail sales                                  $    12,046     $    11,245

 Revenues                                          $    12,388     $    11,729

 Net earnings                                      $       784     $       727

 Fully diluted earnings per share                  $      2.93     $      2.71

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information

   On June 9, 1995, Registrant signed an underwriting agreement with Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. to sell $100,000,000 principal amount of 7.50% Debentures due 2015 and $100,000,000 principal amount of 7.60% Debentures due 2025 ("the Debentures"). The Registrant expects the sale of the Debentures to be completed June 14, 1995. The Registrant intends to use the net proceeds from the sale of the Debentures for capital expenditures, working capital needs and other general corporate purposes, including investments and acquisitions.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (11)   -  Computation of Net Earnings Per Share
         (12)   -  Computation of Ratio of Earnings to Fixed Charges
         (27)   -  Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated April 19, 1995, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MAY DEPARTMENT STORES COMPANY
                                                       (Registrant)




Date:  June 9, 1995                     /s/           Jerome T. Loeb
                                                      Jerome T. Loeb
                                                       President and
                                                  Chief Financial Officer