Form 10-Q
period 1995-07-29
MAY DEPARTMENT STORES CO
filed 1995-09-06
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 29, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
249,381,685 shares of common stock, $0.50 par value, as of July 29, 1995.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                              July 29,     July 30,    Jan. 28,
ASSETS                                          1995         1994        1995

Current Assets:
   Cash and cash equivalents                 $     262    $      86   $       55
   Accounts receivable, net                      2,028        2,009        2,436
   Merchandise inventories                       2,374        2,076        2,207
   Other current assets                            212          234          212
      Total Current Assets                       4,876        4,405        4,910

Property and Equipment, at cost                  6,113        5,445        5,794
Accumulated Depreciation                        (2,111)      (1,783)      (1,928)
   Net Property and Equipment                    4,002        3,662        3,866

Goodwill                                           594          610          602
Other Assets                                        90           81           94

      Total Assets                           $   9,562    $   8,758   $    9,472


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                         $      23    $     198   $      169
   Accounts payable                                913          849          837
   Accrued expenses                                738          795          761
   Income taxes                                      3            -          128
      Total Current Liabilities                  1,677        1,842        1,895

Long-term Debt                                   3,057        2,652        2,875

Deferred Income Taxes                              345          326          359

Other Liabilities                                  190          181          191

ESOP Preference Shares                             370          377          374

Unearned Compensation                             (346)        (359)        (357)

Shareowners' Equity                              4,269        3,739        4,135

      Total Liabilities and
        Shareowners' Equity                  $   9,562    $   8,758   $    9,472


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.





                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

(Millions, except per share)             13 Weeks Ended         26 Weeks Ended
                                      July 29,    July 30,   July 29,   July 30,
                                        1995        1994       1995         1994
Net Retail Sales:
  Department stores                  $    2,243  $   2,075  $    4,371  $    4,084
  Payless ShoeSource                        623        544       1,192       1,061
Total Net Retail Sales               $    2,866  $   2,619  $    5,563  $    5,145

Revenues                             $    2,948  $   2,706  $    5,735  $    5,328
Cost of sales                             2,071      1,891       4,017       3,711
Selling, general and
  administrative expenses                   583        540       1,175       1,095
Interest expense, net                        57         57         115         116

Earnings before income taxes                237        218         428         406
Provision for income taxes                   96         88         173         164

Net Earnings                         $      141  $     130  $      255  $      242

Primary Earnings per Share           $      .55  $     .50  $      .98  $      .93

Fully Diluted Earnings
  per Share                          $      .53  $     .49  $      .95  $      .90

Dividends Paid per
  Common Share                       $  .28-1/2  $     .26  $  .54-1/2  $      .49

Primary Average Shares
  Outstanding and
  Equivalents                             250.2      249.9       249.7       249.9

Fully Diluted Average Shares
  Outstanding and
  Equivalents                             265.7      265.2       265.4       265.2






            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.






                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    26 Weeks Ended
                                                           July 29,    July 30,
                                                             1995        1994
Operating Activities:
  Net earnings and depreciation/amortization             $      455   $      414
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                      169          300
  Other assets and liabilities, net                             (20)         (48)

                                                                604          666

Investing Activities:
  Net additions to property and equipment                      (326)        (414)
  Other                                                           7           10

                                                               (319)        (404)
Financing Activities:
  Net issuances (repayments) of long-term debt                   46          (77)
  Net issuances (purchases)of treasury stock                     28          (14)
  Dividend payments, net of tax benefit                        (152)        (131)

                                                                (78)        (222)

Increase in Cash and Cash Equivalents                    $      207   $       40




Cash paid during the period:

  Interest                                               $      128   $      121
  Income Taxes                                                  292          260




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

Inventories. Department store merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 1995 and 1994. The year-to-date LIFO provision was $16 million in 1995 and 1994.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Acquisition. Effective August 28, 1995, registrant purchased 14 John Wanamaker stores in the Philadelphia area and three Woodward
& Lothrop stores in the Washington, D.C. area for approximately $415 million, including $175 million for inventory and receivables, subject to certain conditions and adjustments. The asset acquisition will be accounted for as a purchase and will be funded principally with long-term debt.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations


Financial Condition

A summary of key financial information for the periods indicated is as follows:

                                             July 29,     July 30,     Jan. 28,
                                               1995         1994         1995

Current Ratio                                   2.9          2.4          2.6
Debt-Capitalization Ratio                        44%          44%          44%
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

Registrant's second quarter 1995 current ratio increased as compared with second quarter 1994 primarily due to an increase in cash equivalents and a decrease in current maturities of long-term debt. In addition, an increase in inventories, partially offset by an increase in accounts payable, and a decrease in accrued expenses, primarily store closings and real estate-related, also contributed to the current ratio increase. The second quarter 1995 current ratio increased as compared with year-end 1994 due to an increase in cash equivalents and decreases in current maturities of long-term debt and income taxes, partially offset by a seasonal decrease in accounts receivable.

The registrant's fixed charge coverage ratio for the 52 weeks ended July 29, 1995 increased as compared with the 52 week period ended July 30, 1994, due to an increased level of earnings, partially offset by an increase in fixed charges, primarily rent expense.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases (decreases) by business segment are as follows:

                                     Second Quarter            First Six Months
                                           Store-for-                  Store-for-
                                 Total        Store         Total         Store

Department stores                  8.1%        5.0%           7.0%          3.7%
Payless ShoeSource                14.3        (1.4)          12.3          (3.0)
  Total Net Retail Sales           9.4%        3.7%           8.1%          2.3%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of net earnings as a percent of revenues.

                                        Second Quarter         First Six Months
                                       1995     1994           1995       1994

Cost of sales                           70.2%    69.9%          70.0%     69.6%
Selling, general and
  administrative expenses               19.8     20.0           20.5      20.6
Interest expense, net                    2.0      2.0            2.0       2.2

Earnings before income taxes             8.0%     8.1%           7.5%      7.6%

Effective income tax rate               40.5%    40.5%          40.5%     40.5%

Net Earnings                             4.8%     4.8%           4.4%      4.5%

Cost of sales was $2,071 million in the 1995 second quarter, up 9.5% from $1,891 million in the 1994 period. For the first six months of 1995, cost of sales was $4,017 million, an 8.3% increase from $3,711 million in the 1994 period. The overall increases are principally related to higher sales volume. For the second quarter, cost of sales, as a percent of revenues, increased 0.3% due to higher occupancy expenses partially offset by a small improvement in gross margin. For the first six months, cost of sales, as a percent of revenues increased 0.4% primarily due to higher occupancy expenses. The LIFO charge was $8 million in the second quarter of 1995 and 1994. For the first six months, the LIFO charge was $16 million in 1995 and 1994.

Selling, general and administrative expenses were $583 million in the 1995 second quarter, up 7.8% from $540 million a year ago. For the first six months of 1995, selling, general and administrative expenses were $1,175 million compared with $1,095 million in the 1994 period, a 7.3% increase. The overall increases are primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, decreased 0.2% for the second quarter and 0.1% for the first six months as compared with 1994. The improvements were generally achieved across all selling, general and administrative expense components.

Net interest expense for the second quarter and first six months of
1995 and 1994 is as follows (millions):
                                     Second Quarter            First Six Months
                                    1995      1994             1995       1994

Interest expense                    $  66     $  62           $  132      $ 124
Interest income                        (4)       (2)              (7)        (3)
Capitalized interest                   (5)       (3)             (10)        (5)
   Net Interest Expense             $  57     $  57           $  115      $ 116

The increase in 1995 interest expense for the second quarter and first six months is primarily due to increased debt balances resulting from issuances of $200 million of debt in each of the 1994 third quarter and 1995 second quarter, less debt repayments of $151 million in the 1995 second quarter. Interest income for the same periods increased due to an increase in short term investments and higher short term interest rates. As a percent of revenues, interest expense remained constant for the second quarter and decreased 0.2% for the first six months.

During the 1995 second quarter, registrant issued $100 million, 7.50% debentures due in 2015 and $100 million, 7.60% debentures due in 2025. The proceeds from the issuance were added to registrant's general funds and will be available for capital expenditures, working capital needs and other general corporate purposes, including investments and acquisitions.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                         July 29,      July 30,
                                                           1995          1994

   Net retail sales                                     $   12,293    $   11,406

   Revenues                                             $   12,630    $   11,849

   Net earnings                                         $      795    $      740

   Fully diluted earnings per share                     $     2.97    $     2.76

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareowners of registrant was held on May 19, 1995.

   (b) At the annual meeting of shareowners of registrant held on May 19, 1995, action was taken with respect to:

         (i)     the election of four directors of registrant;

                                                                      Authority
                                                      For             Withheld

                 David C. Farrell                  220,954,140         1,619,111
                 Helene L. Kaplan                  221,006,410         1,566,841
                 Edward H. Meyer                   220,993,291         1,579,960
                 Murray L. Weidenbaum              220,894,508         1,678,743

         (ii) a ratification of the appointment of Arthur Andersen LLP as independent auditors (220,608,677 votes in favor, 1,293,416 votes against and 671,158 votes abstained);

         (iii)   a proposal to approve the Executive Incentive
                 Compensation Plan for Corporate Executives
                 (206,986,726 votes in favor, 13,260,246 votes
                 against, 2,326,279 votes abstained);

         (iv) a proposal relating to a classified Board of Directors (92,494,029 votes in favor, 110,431,828 votes against, 2,657,384 votes abstained and 16,990,010 not voted);

         (v) a proposal relating to retirement plans for Directors (61,105,655 votes in favor, 140,817,523 votes against, 3,660,063 votes abstained and 16,990,010 not voted);

         All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 12, 1995, filed with the Commission pursuant to Rule 12b-23(b).

Item 5 - Other Information

   On August 15, 1995, Registrant signed an underwriting agreement with Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. to sell $125,000,000 principal amount of 7.15% Notes due 2004, $125,000,000 principal amount of 7.625% Debentures due 2013 and $150,000,000 principal amount of 8.125% Debentures due 2035 (collectively "the Offered Debt Securities"). The Registrant completed the sale of the Offered Debt Securities on August 18, 1995. The net proceeds from the sale of the Offered Debt Securities are intended to be used by the Registrant for the acquisition of certain assets of John Wanamaker and Woodward & Lothrop and for capital expenditures, working capital needs and other general corporate purposes.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (11)   -  Computation of Net Earnings Per Share
         (12)   -  Computation of Ratio of Earnings to Fixed Charges
         (27)   -  Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated June 9, 1995, which contained a May, 1995
         Sales Release dated June 1, 1995.

         A report dated June 14, 1995, which contained a copy of the Underwriting Agreement, dated June 9, 1995, among registrant, Morgan Stanley & Co., Incorporated and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; a specimen of 7.50% debentures due June 1, 2015; a specimen of 7.60% debentures due June 1, 2025.




                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)




Date:  September 6, 1995

                                \s\          Jerome T. Loeb
                                             Jerome T. Loeb
                                              President and
                                         Chief Financial Officer