Form 10-Q
period 1995-10-28
MAY DEPARTMENT STORES CO
filed 1995-12-05
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 28, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
248,970,011 shares of common stock, $0.50 par value, as of October
28, 1995.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                              Oct. 28,     Oct. 29,    Jan. 28,
ASSETS                                          1995         1994        1995

Current Assets:
   Cash and cash equivalents                  $     28    $      26    $      55
   Accounts receivable, net                      2,151        2,102        2,436
   Merchandise inventories                       2,974        2,565        2,207
   Other current assets                            267          227          212
      Total Current Assets                       5,420        4,920        4,910

Property and Equipment, at cost                  6,475        5,660        5,794
Accumulated Depreciation                        (2,216)      (1,866)      (1,928)
   Net Property and Equipment                    4,259        3,794        3,866

Goodwill                                           672          607          602
Other Assets                                        93           81           94

      Total Assets                            $ 10,444    $   9,402    $   9,472


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
      maturities of long-term debt            $     53    $     305    $     169
   Accounts payable                              1,231        1,090          837
   Accrued expenses                                818          794          761
   Income taxes                                      7            3          128
      Total Current Liabilities                  2,109        2,192        1,895

Long-term Debt                                   3,456        2,881        2,875

Deferred Income Taxes                              354          326          359

Other Liabilities                                  196          184          191

ESOP Preference Shares                             368          375          374

Unearned Compensation                             (346)        (359)        (357)

Shareowners' Equity                              4,307        3,803        4,135

      Total Liabilities and
        Shareowners' Equity                   $ 10,444    $   9,402    $   9,472


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.



                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)             13 Weeks Ended        39 Weeks Ended
                                       Oct. 28,   Oct. 29,   Oct. 28,   Oct. 29,
                                         1995       1994       1995       1994
Net Retail Sales:
  Department stores                   $    2,489 $    2,325 $    6,860 $    6,409
  Payless ShoeSource                         587        540      1,779      1,601
Total Net Retail Sales                $    3,076 $    2,865 $    8,639 $    8,010

Revenues                              $    3,155 $    2,945 $    8,890 $    8,273
Cost of sales                              2,221      2,055      6,238      5,766
Selling, general and
  administrative expenses                    647        602      1,822      1,697
Interest expense, net                         62         56        177        172

Earnings before income taxes                 225        232        653        638
Provision for income taxes                    90         93        263        257

Net Earnings                          $      135 $      139 $      390 $      381

Primary Earnings per Share            $      .53 $      .54 $     1.51 $     1.47
Fully Diluted Earnings
  per Share                           $      .50 $      .51 $     1.45 $     1.41
Dividends Paid per
  Common Share                        $  .28-1/2 $      .26 $      .83 $      .75
Primary Average Shares
  Outstanding and Equivalents              250.4      249.6      249.9      249.8
Fully Diluted Average Shares
  Outstanding and Equivalents              265.3      264.7      264.9      265.0



            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.
















                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    39 Weeks Ended
                                                           Oct. 28,    Oct. 29,
                                                             1995        1994

Operating Activities:
  Net earnings and depreciation/amortization              $     701    $     647
  Increase in working capital (excluding cash,
     cash equivalents and short-term debt)                     (206)         (32)
  Other assets and liabilities, net                              (9)         (45)
                                                                486          570

Investing Activities:
  Net additions to property and equipment                      (773)        (637)
  Other                                                           8           10

                                                               (765)        (627)
Financing Activities:
  Increase in notes payable                                      31          137
  Net issuances of long-term debt                               445          121
  Net issuances (purchases) of treasury stock                    10           (7)
  Dividend payments, net of tax benefit                        (234)        (214)
                                                                252           37

Decrease in Cash
  and Cash Equivalents                                    $     (27)   $     (20)



Cash paid during the period:

Interest                                                     $  183         $ 167
Income Taxes                                                    372           333





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

Inventories. Department store merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. There was no LIFO provision for the third quarter in 1995 or 1994. The year-to-date LIFO provision was $16 million in 1995 and 1994.

Acquisition. Effective August 28, 1995, registrant purchased 14 John Wanamaker stores in the Philadelphia area and three Woodward
& Lothrop stores in the Washington, D.C. area, for approximately $415 million, including $175 million for inventory, receivables and other current assets, subject to certain conditions and adjustments. The asset acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired stores have been included in the registrant's consolidated results since the effective acquisition date. The acquisition was funded principally with long-term debt. The acquisition did not have a material effect on the results of operations or financial position of the registrant in 1995.

Litigation Costs. During the 1994 third quarter, the registrant recorded a pretax charge of $10 million, or $0.02 per share, which represented the settlement of a 1992 lawsuit filed by certain bondholders.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information for the periods indicated is as follows:
                                             Oct. 28,    Oct. 29,      Jan. 28,
                                               1995        1994          1995
Current Ratio                                   2.6         2.2          2.6
Debt-Capitalization Ratio                        47%         46%          44%
Fixed Charge Coverage*                          3.3x        3.4x         3.4x

 * Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, total rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable preferred stock.

Registrant's third quarter 1995 current ratio increased as compared with third quarter 1994 primarily due to a decrease in notes payable and current maturities of long-term debt. The impact of the increase in inventories was offset by an increase in accounts payable.

The increase in registrant's third quarter 1995 debt-capitalization ratio as compared with third quarter 1994 and year-end 1994 is primarily due to third quarter 1995 long-term debt activity as described below. These long-term debt increases were partially offset by the growth in retained earnings.

During the 1995 third quarter, registrant issued $125 million, 7.15% notes due 2004, $125 million, 7.625% debentures due in 2013 and $150 million, 8.125% debentures due in 2035. The proceeds from the issuance were added to registrant's general funds and were available for the acquisition of certain assets of John Wanamaker and Woodward & Lothrop (page 5).

The registrant's fixed charge coverage ratio for the 52 weeks ended October 28, 1995 decreased slightly as compared with the 52 week periods ended October 29, 1994 and January 28, 1995 due to increases in fixed charges, primarily rent and interest expenses, partially offset by an increased level of earnings.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent changes by business segment are as follows:

                                      Third Quarter            First Nine Months
                                           Store-for-                 Store-for-
                                 Total        Store         Total        Store
Department stores                  7.1%        1.5%           7.0%         2.9%
Payless ShoeSource                 8.6        (4.7)          11.1         (3.6)
  Total Net Retail Sales           7.4%        0.3%           7.9%         1.6%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of net earnings as a percent of revenues.
                                         Third Quarter      First Nine Months
                                        1995     1994           1995     1994

Cost of sales                           70.3%    69.8%          70.2%    69.7%
Selling, general and
  administrative expenses               20.5     20.4           20.5     20.5
Interest expense, net                    2.0      1.9            2.0      2.1

Earnings before income taxes             7.2%     7.9%           7.3%     7.7%

Effective income tax rate               40.0     40.0           40.3%    40.3%

Net Earnings                             4.3%     4.7%           4.4%     4.6%

Cost of sales was $2,221 million in the 1995 third quarter, up 8.0% from $2,055 million in the 1994 period. For the first nine months of 1995, cost of sales was $6,238 million, an 8.2% increase from $5,766 million in the 1994 period. The overall increases are principally related to higher sales volume. For the third quarter and first nine months, cost of sales, as a percent of revenues, increased 0.5% due to an increase in buying and occupancy expenses and a small deterioration in gross margin. For the third quarter and first nine months of each year, the LIFO charge was $0 and $16 million, respectively. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $647 million in the 1995 third quarter, up 7.7% from $602 million a year ago. For the first nine months of 1995, selling, general and administrative expenses were $1,822 million compared with $1,697 million in the 1994 period, a 7.4% increase. The 1994 amounts include a $10 million litigation cost charge discussed in the Notes to Condensed Consolidated Financial Statements (page 5) of this report. The overall increases are primarily related to higher sales volume. Selling, general and administrative expenses as a percent of revenues, excluding 1994 litigation costs, increased 0.4% to 20.5% for the third quarter and 0.1% to 20.5% for the first nine months. These increases were principally related to increased payroll costs.

Net interest expense for the third quarter and first nine months of
1995 and 1994 is as follows (millions):
                                       Third Quarter        First Nine Months
                                    1995        1994           1995       1994
Interest expense                    $  72      $  66          $ 204       $ 190
Interest income                        (4)        (3)           (11)         (6)
Capitalized interest                   (6)        (7)           (16)        (12)
   Net Interest Expense             $  62      $  56          $ 177       $ 172


The increase in 1995 net interest for the third quarter and first nine months is due to increased average borrowings. Interest income for the same periods increased due to an increase in average short term investments and higher short term interest rates. As a percent of revenues, interest expense increased 0.1% for the third quarter and decreased 0.1% for the first nine months.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                           Oct. 28,    Oct. 29,
                                                            1995         1994

   Net retail sales                                      $  12,504     $  11,578

   Revenues                                              $  12,840     $  11,980

   Net earnings                                          $     791     $     746

   Fully diluted earnings per share                      $    2.96     $    2.78

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

   There are no material pending legal proceedings, other than routine litigation incidental to the business, to which registrant or any of its subsidiaries is party or of which any of their property is the subject.

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

   (b)   Reports on Form 8-K

         A report dated August 3, 1995 which contained a July, 1995 Sales Release dated August 3, 1995; a second quarter, 1995 Earnings Release dated August 7, 1995; a release announcing the purchase of John Wanamaker and Woodward & Lothrop stores in the Philadelphia, Washington, D.C. and Baltimore areas by the registrant and J.C. Penney Company, Inc. dated August 8, 1995.

         A report dated August 18, 1995 which contained a copy of the Underwriting Agreement, dated August 15, 1995, among registrant, Morgan Stanley & Co., Incorporated and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; a specimen of 7.15% notes due 2004; a specimen of 7.625% debentures due August 15, 2013; a specimen of 8.125% debentures due August 15, 2035.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)




Date:  December 5, 1995

                                \s\          Jerome T. Loeb
                                             Jerome T. Loeb
                                              President and
                                         Chief Financial Officer