Form 10-K
period 1996-02-03
MAY DEPARTMENT STORES CO
filed 1996-04-24
CIK 63416

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 1996
                                        OR
[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

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

         Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of registrant's common stock held by non-
affiliates as of April 6, 1996:  $11,766,877,745

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
249,837,522 shares of common stock, $.50 par value, as of April 6, 1996.

Documents incorporated by reference:
1. Portions of Registrant's 1995 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of Registrant's 1996 Proxy Statement, dated April 22, 1996, are incorporated into Part III.

                                      PART I

Items 1 and 2.  Business and Description of Property

Registrant, a corporation, was organized under the laws of the State of New York on June 4, 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877. Registrant operates eight quality regional department store companies nationwide. At fiscal year-end 1995, registrant operated 346 department stores in 30 states and the District of Columbia. The department store companies and their headquarters are: Lord & Taylor, New York City; Hecht's, Washington, D.C.; Foley's, Houston; Robinsons-May, Los Angeles; Kaufmann's, Pittsburgh; Filene's, Boston; Famous-Barr, St. Louis; and Meier & Frank, Portland, Ore.

In addition, registrant operates Payless ShoeSource, Inc., headquartered in Topeka, Kan. On January 17, 1996, registrant announced the spin-off of Payless ShoeSource, Inc. as a tax-free distribution to shareowners. The distribution will be effective May 4, 1996. At fiscal 1995 year-end, 4,549 stores were operated in 49 states, the District of Columbia, Puerto Rico and the Virgin Islands.

Registrant employs approximately 61,000 full-time and 69,000 part-time associates in 49 states, the District of Columbia, Puerto
Rico, the Virgin Islands and eight offices overseas. Approximately 24,000 are employees of Payless ShoeSource, Inc.

The following portions of registrant's 1995 Annual Report to Shareowners are incorporated herein by reference: Management's
Discussion and Analysis (pages 12-16).

April 4, 1996 the registrant announced that it will acquire 13
Strawbridge & Clothier stores in the greater Philadelphia area in a transaction expected to close in July, 1996, subject to customary conditions, including approval by Strawbridge and Co.
("Strawbridge") shareowners and other regulatory approvals.  The
Strawbridge department store assets will be acquired in exchange for approximately 4.2 million shares of the registrant's common stock and the assumption of debt and certain other liabilities.
The registrant has also agreed to issue additional shares of its common stock in exchange for any cash proceeds from Strawbridge's divestiture of its Clover discount division, net of certain transaction expenses. The asset acquisition will be accounted for as a purchase and funded principally with stock that the registrant intends to repurchase in the open market from time to time as market conditions allow.

A.  Property Ownership

    (i)     Department Stores

            The following summarizes the property ownership of
            department stores at February 3, 1996:
                                                               % of Gross
                                               Number of        Building
                                                Stores         Sq. Footage

      Entirely or mostly owned*                    190               59%
      Entirely or mostly leased                     94               26
      Owned on leased land*                         62               15
                                                   346              100%

      * Includes a total of 19 department stores subject to financing.

    (ii)    Payless ShoeSource, Inc.

            Payless ShoeSource, Inc. store locations are substantially all leased, usually on a 10- to 15-year basis with renewal options.

B.  Credit Sales

Sales at registrant's department stores are made for cash or credit, including registrant's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended February 3, 1996, 54.5% of the total sales of registrant's department stores were made through registrant's credit plans. All sales of Payless ShoeSource, Inc. are made either for cash or through third-party credit cards.

In 1991, registrant formed May National Bank of Arizona (MBA) and
May National Bank of Ohio (MBO), which are indirectly wholly owned and consolidated subsidiaries of registrant.

During the last fiscal year, MBA and MBO extended credit to certain customers of registrant's Robinsons-May, Kaufmann's, Famous-Barr and Meier & Frank department stores companies. Throughout 1995, MBA and MBO sold the resulting accounts receivables at face value, to the registrant. In addition, MBA and MBO process remittances for their parent, May Funding, Inc. and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C.  Competition in Retail Merchandising

Registrant's retail merchandising business is conducted under highly competitive conditions. During the past several years, the retail industry has seen major changes which have increased competition. Although registrant is one of the nation's largest department store retailers, it has thousands of competitors at the local level which compete with registrant's individual department and Payless ShoeSource, Inc. stores. Competition at the local level is characterized by numerous factors including convenience of facilities, reputation, procurement of merchandise, product mix, advertising, price, quality, service and credit availability. Registrant believes that it is in a strong competitive position with regard to each of these factors. Registrant has been able to perform in a competitive environment through effective merchandising.
                                         3

D.  Executive Officers of Registrant

The names and ages (as of April 24, 1996) of all executive officers of registrant, and the positions and offices held with registrant by each such person are as follows:

         Name             Age                  Positions and Offices

David C. Farrell          62    Chairman and Chief Executive Officer
Thomas A. Hays            63    Deputy Chairman
Jerome T. Loeb            55    President and Chief Financial Officer
Richard L. Battram        61    Executive Vice Chairman
Eugene S. Kahn            46    Vice Chairman
Anthony J. Torcasio       50    President and Chief Executive Officer,
                                  May Merchandising Company
Louis J. Garr, Jr.        56    Executive Vice President and General
                                  Counsel
R. Dean Wolfe             52    Executive Vice President
William D. Edkins         43    Senior Vice President
Lonny J. Jay              54    Senior Vice President
Jan R. Kniffen            47    Senior Vice President
Richard A. Brickson       48    Secretary and Senior Counsel
Martin M. Doerr           41    Vice President
Andrew T. Hall            35    Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of registrant, or until their respective successors shall have been elected and shall qualify. Mr. Hays announced his retirement effective April 30, 1996, at which time Mr. Loeb will assume Mr. Hays' responsibilities. On April 22, 1996 registrant announced the appointment of Mr. John L. Dunham as executive vice president and chief financial officer, effective May 1, 1996. On February 16, 1996 registrant announced the appointment of Mr. Kahn as vice chairman. At the same time, registrant named both Mr. Kahn and Mr. Torcasio as members of the registrant's Board of Directors. Messrs. Farrell, Hays, Loeb and Battram also serve as directors of registrant.

Each of the executive officers has been an officer of registrant for at least the last five years, with the following exceptions:
Mr. Kahn served as president of the former G. Fox division from 1990 to 1992 and as president and chief executive officer of Filene's from 1992 to March, 1996 when he became vice chairman.
Mr. Torcasio served as president and chief executive officer of the former L.S. Ayres division from 1988 to 1991 and as president and chief executive officer of Famous-Barr from 1991 to 1993 when he became president and chief executive officer of May Merchandising Company and became an executive officer of registrant. Mr. Doerr was associated with the public accounting firm of Arthur Andersen LLP from 1976 to 1992 and became an executive officer of registrant in 1994. Mr. Hall was associated with the public accounting firm of Arthur Andersen LLP from 1983 to 1993 and became an executive officer of registrant in 1994.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended February 3, 1996.


                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareowner Matters

Common Stock Dividends and Market Prices (page 16) of registrant's 1995 Annual Report to Shareowners are incorporated herein by reference.


Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 28 and 29) of registrant's 1995 Annual Report to Shareowners is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 12-16) and Notes to
Consolidated Financial Statements (pages 21-27) of registrant's
1995 Annual Report to Shareowners are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements (pages 17-20),  Notes to
Consolidated Financial Statements (pages 21-27) and Report of
Independent Public Accountants (page 30) of registrant's 1995
Annual Report to Shareowners are incorporated herein by reference.

QUARTERLY RESULTS (Unaudited)

Quarterly results are determined in accordance with the annual accounting policies and include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(millions, except
 per share)                                                           1995
Quarter                        First    Second     Third    Fourth       Year

Revenues                    $  2,218  $  2,325  $  2,569  $  3,840  $  10,952

Cost of sales               $  1,543  $  1,625  $  1,798  $  2,495  $   7,461

Net Earnings:
Continuing operations       $     87  $    107  $    110  $    396  $     700
Discontinued operatio             27        34        25       (31)        55
Impact of spin-off of
 discontinued operation            -         -         -         -          -
Before extraordinary loss        114       141       135       365        755
Extraordinary loss
 related to early
 extinguishment
 of debt                           -         -         -        (3)        (3)

Net Earnings                     114       141       135       362        752

Primary earnings
 per share:
Continuing operations       $   0.33  $   0.41  $   0.42  $   1.57  $    2.73
Discontinued operation          0.11      0.14      0.10     (0.13)      0.22
Impact of spin-off of
 discontinued operation            -         -         -         -          -
Before extraordinary loss       0.44      0.55      0.52      1.44       2.95
Extraordinary loss
 related to early
 extinguishment
 of debt                           -         -         -     (0.01)     (0.01)

Primary earnings
 per share                      0.44      0.55      0.52      1.43       2.94

Fully diluted earnings
 per share:
Continuing operations       $   0.32  $   0.40  $   0.41  $   1.48  $    2.61
Discontinued operation          0.10      0.13      0.09     (0.11)      0.21
Impact of spin-off of
 discontinued operation            -         -         -         -          -
Before extraordinary loss       0.42      0.53      0.50      1.37       2.82
Extraordinary loss
 related to early
 extinguishment
 of debt                           -         -         -     (0.01)     (0.01)

Fully Diluted Earnings
  Per Share                 $   0.42  $   0.53  $   0.50  $   1.36  $    2.81

(millions, except
 per share)                                                           1994
Quarter                        First    Second     Third    Fourth       Year

Revenues                    $  2,105  $  2,162  $  2,404  $  3,436  $  10,107

Cost of sales               $  1,463  $  1,510  $  1,679  $  2,227  $   6,879

Net Earnings:
Continuing operations       $     77  $     93  $    105  $    375  $     650
Discontinued operation            35        37        34        26        132
Impact of spin-off of
 discontinued operation            -         -         -         -          -
Before extraordinary loss        112       130       139       401        782
Extraordinary loss
 related to early
 extinguishment
 of debt                           -         -         -         -          -

Net Earnings                     112       130       139       401        782

Primary earnings
 per share:
Continuing operations       $   0.29  $   0.35  $   0.40  $   1.49  $    2.53
Discontinued operation          0.14      0.15      0.14      0.10       0.53
Impact of spin-off of
 discontinued operation            -         -         -         -          -
Before extraordinary loss       0.43      0.50      0.54      1.59       3.06
Extraordinary loss
 related to early
 extinguishment
 of debt                           -         -         -         -          -

Primary earnings
  per share                     0.43      0.50      0.54      1.59       3.06

Fully diluted earnings
  per share:
Continuing operations       $   0.28  $   0.35  $   0.38  $   1.42  $    2.43
Discontinued operation          0.13      0.14      0.13      0.09       0.49
Impact of spin-off of
 discontinued operation            -         -         -         -          -
Before extraordinary loss       0.41      0.49      0.51      1.51       2.92
Extraordinary loss
 related to early
 extinguishment
 of debt                           -         -         -         -          -

Fully Diluted Earnings
  Per Share                 $   0.41  $   0.49  $   0.51  $   1.51  $    2.92

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

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of registrant) is incorporated by reference from the definitive proxy statement dated April 22, 1996, and filed pursuant to Regulation 14A. Information about executive officers of registrant is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)   Documents filed as part of this report:
      (1)   Financial Statements.  Incorporated by reference to
            registrant's 1995 Annual Report to Shareowners (Exhibit
            13):
                                                                     Page in
                                                                  Annual Report
            Financial Statements-
              Consolidated Statement of Earnings for
                  the three fiscal years ended
                  February 3, 1996                                        17
              Consolidated Balance Sheet -
                  February 3, 1996, and January 28, 1995                  18
              Consolidated Statement of Cash Flows
                  for the three fiscal years ended
                  February 3, 1996                                        19
              Consolidated Statement of Shareowners'
                  Equity for the three fiscal years
                  ended February 3, 1996                                  20
            Notes to Consolidated Financial Statements                  21-27
            Report of Independent Public Accountants                      30

                                                                     Page in
                                                                   this Report
      (2)   Supplemental Financial Statement
            Schedule (for the three fiscal years
            ended February 3, 1996):

            Report of Independent Public Accountants
              on Schedule II                                              12
            II     Valuation and Qualifying Accounts                      13

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

            3(b)   By-Laws of Registrant, as amended              Incorporated
                                                                  by Reference
                                                                  to Exhibit
                                                                  4(b) of Form
                                                                  S-8, filed
                                                                  April 1,
                                                                  1996.

            11     Computation of Net Earnings                    Filed
                   Per Share                                      herewith.

            12     Computation of Ratio of                        Filed
                   Earnings to Fixed Charges                      herewith.

            13     The May Department Stores                      Filed
                   Company 1995 Annual Report to                  herewith.
                   Shareowners (only those portions
                   specifically incorporated by
                   reference shall be deemed filed
                   with the Commission)

            21     Subsidiaries of Registrant                     Filed
                                                                  herewith.

            23     Consent of Independent Public                  Page 12 of
                   Accountants                                    this Report.

            27     Financial Data Schedule                        Filed
                                                                  herewith.

            99     Form 11-K Annual Report of the                 Filed
                   Profit Sharing and Savings Plan                herewith.
                   of The May Department Stores
                   Company for the fiscal year ended
                   December 31, 1995

      (4)   Reports on Form 8-K

            A report dated January 17, 1996 which contained a release announcing the registrant's intent to spin-off Payless ShoeSource, Inc., its chain of self-service family shoe stores, to the registrant's shareowners in a tax-free distribution expected to be completed in late Spring 1996.

All other schedules and exhibits of registrant for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted, as they are not required or are inapplicable or the information required thereby has been given otherwise.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE MAY DEPARTMENT STORES COMPANY


Date:  April 24, 1996                       By:  /s/     Jerome T. Loeb
                                                         Jerome T. Loeb
                                                 Director, President and
                                                 Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


       Date                       Signature                         Title


                    Principal Executive Officer:


April 24, 1996      /s/        David C. Farrell            Director, Chairman
                               David C. Farrell            and Chief
                                                           Executive Officer


                    Principal Financial and
                      Accounting Officer:


April 24, 1996      /s/         Jerome T. Loeb             Director,
                                Jerome T. Loeb             President and
                                                           Chief Financial
                                                           Officer


                    Directors:


April 24, 1996      /s/         Thomas A. Hays             Director and
                                Thomas A. Hays             Deputy Chairman


April 24, 1996      /s/       Richard L. Battram           Director and
                              Richard L. Battram           Executive Vice
                                                           Chairman

       Date                       Signature                   Title


April 24, 1996      /s/         Eugene S. Kahn             Director and Vice
                                Eugene S. Kahn             Chairman


April 24, 1996      /s/       Anthony J. Torcasio          Director,
                              Anthony J. Torcasio          President and
                                                           Chief Executive
                                                           Officer, May
                                                           Merchandising
                                                           Company


April 24, 1996      /s/        Helene L. Kaplan            Director
                               Helene L. Kaplan


April 24, 1996      /s/         Edward H. Meyer            Director
                                Edward H. Meyer


April 24, 1996      /s/        Russell E. Palmer           Director
                               Russell E. Palmer


April 24, 1996      /s/       Andrall E. Pearson           Director
                              Andrall E. Pearson


April 24, 1996      /s/       Michael R. Quinlan           Director
                              Michael R. Quinlan


April 24, 1996      /s/       William P. Stiritz           Director
                              William P. Stiritz


April 24, 1996      /s/        Robert D. Storey            Director
                               Robert D. Storey


April 24, 1996      /s/      Murray L. Weidenbaum          Director
                             Murray L. Weidenbaum


April 24, 1996      /s/     Edward E. Whitacre, Jr.        Director
                            Edward E. Whitacre, Jr.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The
May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The Schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 26, 1996





                                                               Exhibit 23

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended February 3, 1996 into the Company's previously filed Registration Statements on Form S-3 (No. 33-38585, 33-46021, 33-55255 and 33-62075) and Form
S-8 (No. 33-26016, 33-38104, 33-51849, 33-58985 and 333-00957).




ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 24, 1996

                                                                    SCHEDULE II

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE THREE FISCAL YEARS ENDED February 3, 1996

(Millions)

                                             Charges
                                Balance     to costs                      Balance
                               beginning       and        Deductions      end of
                               of period    expenses          (a)         period

FISCAL YEAR ENDED
   FEBRUARY 3, 1996
      Allowance for
         doubtful accounts       $   78        $  88          $  (82)      $  84

FISCAL YEAR ENDED
   JANUARY 28, 1995
      Allowance for
         doubtful accounts       $   76        $  77          $  (75)      $  78

FISCAL YEAR ENDED
   JANUARY 29, 1994:
      Allowance for
         doubtful accounts       $   82        $  70          $  (76)      $  76


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $24 million in 1995, $23 million in 1994 and $22 million in 1993.




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


                                                                  Jurisdiction
                                                                    in which
                         Name                                       organized

  May Capital, Inc.                                             Delaware

  May Funding, Inc.                                             Nevada

  Payless Holdings, Inc.                                        Delaware

  Payless ShoeSource, Inc.                                      Missouri