Form 10-Q
period 1996-05-04
MAY DEPARTMENT STORES CO
filed 1996-06-11
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended May 4, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
249,812,872 shares of common stock, $.50 par value, as of May 4, 1996.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                            May 4,       April 29,     Feb. 3,
ASSETS                                       1996          1995         1996


Current Assets:
   Cash and cash equivalents              $      171    $      110   $       159
   Accounts receivable, net                    2,150         2,134         2,403
   Merchandise inventories                     2,390         2,054         2,134
   Other current assets                          177           172           169
   Net current assets of
    discontinued operation                         -           280           232
      Total Current Assets                     4,888         4,750         5,097

Property and Equipment, at cost                5,744         5,041         5,617
Accumulated Depreciation                      (1,952)       (1,734)       (1,873)
   Net Property and Equipment                  3,792         3,307         3,744

Goodwill                                         666           595           671
Other Assets                                      94            93            89
Net Noncurrent Assets of
   Discontinued Operation                          -           545           521

      Total Assets                        $    9,440    $    9,290   $    10,122


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                      $       25    $      171   $       132
   Accounts payable                              948           882           692
   Accrued expenses                              622           602           650
   Income taxes                                   57            50           128
      Total Current Liabilities                1,652         1,705         1,602

Long-term Debt                                 3,313         2,847         3,333

Deferred Income Taxes                            389           343           378

Other Liabilities                                190           182           204

ESOP Preference Shares                           356           372           366

Unearned Compensation                           (331)         (346)         (346)

Shareowners' Equity                            3,871         4,187         4,585

      Total Liabilities and
          Shareowners' Equity             $    9,440    $    9,290   $    10,122


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)                             13 Weeks Ended
                                                     May 4,         April 29,
                                                      1996            1995

Net Retail Sales                                  $     2,421     $      2,125

Revenues                                          $     2,511     $      2,218
Cost of sales                                           1,755            1,543
Selling, general and
   administrative expenses                                528              470
Interest expense, net                                      64               58
Earnings from continuing operations
   before income taxes                                    164              147
Provision for income taxes                                 66               60

Net Earnings from:
   Continuing operations                                   98               87
   Discontinued operation                                  11               27

Net Earnings                                      $       109     $        114

Primary earnings per share:
Continuing operations                                     .37              .33
Discontinued operation                                    .05              .11

Primary Earnings per Share                        $       .42     $        .44

Fully diluted earnings per share:
Continuing operations                                     .36              .32
Discontinued operation                                    .05              .10

Fully Diluted Earnings
   per Share                                      $       .41     $        .42

Dividends Paid per
   Common Share                                   $   .28-1/2     $        .26

Primary Average Shares
   Outstanding and Equivalents                          250.8            249.4

Fully Diluted Average Shares
   Outstanding and Equivalents                          265.8            264.5





            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.




                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                  13 Weeks Ended
                                                          May 4,       April 29,
                                                           1996          1995
Operating Activities:
  Net earnings from continuing operations
     and depreciation/amortization                     $       183   $       162
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                     136            79
  Other assets and liabilities, net                             (9)          (12)
  Net cash used in discontinued operation                        -            (4)

                                                               310           225

Investing Activities:
  Net additions to property and equipment                     (128)         (102)
  Other                                                         (1)           (1)

                                                              (129)         (103)




Financing Activities:
  Net issuances (repayments) of long-term
   debt                                                       (112)            2
  Net issuances of treasury stock                               23            11
  Dividend payments, net of tax benefit                        (80)          (74)

                                                              (169)          (61)

Increase in Cash and Cash Equivalents                  $        12   $        61

Noncash financing activities include the distribution of $764 million of equity in the spin-off of Payless ShoeSource, Inc.



Cash paid during the period:

  Interest                                             $        69   $        55
  Income Taxes                                                 121           133




            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.



                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 21-27) in the 1995 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 1996 and 1995.

Discontinued Operation. In January 1996, the registrant announced its intention to spin off Payless ShoeSource, Inc. ("Payless"), its chain of self-service family shoe stores. The spin-off was completed effective May 4, 1996, as a tax-free distribution to shareowners. The registrant's financial statements presented herein reflect Payless as a discontinued operation.

As discussed in the 1995 Annual Report to Shareowners, and in accordance with generally accepted accounting principles, Payless 1996 pre-tax earnings were recorded in 1995 to the extent of spin-off costs and the Payless operating loss from January 17, 1996 through fiscal 1995 year-end. As a result, $21 million of 1996 Payless pre-tax earnings is not reported in the first quarter net earnings from discontinued operation.

Acquisition. On April 4, 1996, the registrant announced it signed a definitive agreement to acquire 13 Strawbridge & Clothier department stores in the greater Philadelphia area in a transaction expected to close in July 1996, subject to customary conditions, including approval by Strawbridge & Clothier ("Strawbridge") shareowners. As required by the purchase agreement with Strawbridge, the registrant will deliver, at the July closing, subject to later adjustment, 4.2 million shares of May common stock and will assume approximately $264 million of debt and certain other liabilities in exchange for the Strawbridge department store assets. The registrant has also agreed to issue additional May common stock in exchange for any cash proceeds from Strawbridge's divestiture of its other assets including its Clover discount division, remaining after satisfaction of all Strawbridge liabilities and obligations. The acquisition will be accounted for as a purchase.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Subsequent Event. At the shareowners' annual meeting on May 24, 1996, the shareowners approved the change of the registrant's state of incorporation from New York to Delaware. This transaction did not result in any change in the business or the consolidated assets, liabilities or net worth of the reincorporated entity. In addition, the directors and officers of the reincorporated entity are the same as those of the registrant. Reincorporation in Delaware allows the registrant to take advantage of certain provisions of the corporate laws of Delaware and also allows the registrant to manage its state franchise tax and other affairs in ways that will result in significant savings each year beginning in 1996.

The registrant's reincorporation in Delaware was accomplished by means of a statutory share exchange (Share Exchange) where each share of the registrant's common stock (and associated preferred stock purchase right) outstanding prior to the filing of a "Certificate of Exchange" by the Department of State of the State of New York was exchanged for one share of common stock of the reincorporated entity. As a result of the Share Exchange, the registrant became a wholly owned subsidiary of The May Department Stores Company, a holding company incorporated in Delaware.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information reflecting the completion of the spin-off of Payless in all periods indicated is as follows:

                                             May 4,       April 29,     Feb. 3,
                                              1996          1995         1996

Current Ratio*                                 3.0           2.6          3.0
Debt-Capitalization Ratio**                     41%           41%          42%
Fixed Charge Coverage***                       4.2x          4.2x         4.2x

   * The current ratios including net current assets of the discontinued operation were 2.8 at April 29, 1995 and 3.2 at Feb. 3, 1996.

   ** The debt-to-capitalization ratios including the discontinued operation were 44% at April 29, 1995 and February 3, 1996.

   *** Fixed charge coverage including the discontinued operation was 3.1x at May 4, 1996, 3.4x at April 29, 1995 and 3.1x at February 3, 1996. Fixed charge coverage, which is presented for the trailing 53 weeks ended May 4, 1996 and February 3, 1996, and for the 52 weeks ended April 29, 1995, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's first quarter 1996 current ratio increased compared with first quarter 1995 primarily due to an increase in merchandise inventory that was partially offset by an increase in accounts payable, and due to a decrease in current maturities of long-term debt.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:
                                                             Store-for-
                                              Total             Store

      13 Weeks Ended May 4, 1996               13.9%              6.7%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1996 and 1995. Revenues include finance charge revenues and all sales from all stores operating during the period.
                                                 1996           1995

   Cost of sales                                 69.9%          69.6%
   Selling, general and
     administrative expenses                     21.1           21.2
   Interest expense, net                          2.5            2.6

   Earnings before income taxes                   6.5%           6.6%

   Effective income tax rate                     40.5%          40.7%

   Net Earnings                                   3.9%           3.9%

Cost of sales was $1,755 million in the 1996 first quarter, up 13.8% from $1,543 million in the 1995 first quarter. The overall increase is primarily related to higher sales volume. As a percent of revenues, cost of sales increased 0.3% from the first quarter of 1995 due to finance charge revenue remaining flat while the sales component of revenues grew 13.9%. In addition, a small deterioration in gross margin was offset by a decrease in buying expenses. LIFO was a charge of $8 million in the first quarter of 1996 and 1995. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $528 million in the 1996 first quarter, compared with $470 million in the 1995 first quarter, a 12.3% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, decreased 0.1% for the first quarter of 1996 as compared with 1995 as an increase in bad debt expense was more than offset by decreases achieved across all remaining selling, general and administrative expense components.

Net interest expense for the first quarter 1996 and 1995 was as follows (millions):
                                                 1996           1995

   Interest expense                            $   71          $  65
   Interest income                                 (4)            (3)
   Capitalized interest                            (3)            (4)
      Net Interest Expense                     $   64          $  58

Interest expense increased in the 1996 first quarter due to increased debt balances related to 1995 borrowings to fund store growth, including the acquisition of certain assets of John Wanamaker and Woodward & Lothrop. The increase in first quarter 1996 interest income primarily resulted from an increase in average short term investments, partially offset by a decrease in short term interest rates. As a percent of revenues, net interest expense for the first quarter of 1996 decreased 0.1% from the first quarter of 1995.

Operating results for the trailing years were as follows (millions, except per share):
                                                        52 Weeks Ended
                                                     May 4,        April 29,
                                                      1996           1995

 Net retail sales                                 $    10,790     $     9,866

 Revenues                                         $    11,135     $    10,220

 Net earnings                                     $       711     $       660

 Fully diluted earnings per share                 $      2.65     $      2.47

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

   (b)   Reports on Form 8-K

         A report dated April 24, 1996, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MAY DEPARTMENT STORES COMPANY
                                                       (Registrant)




Date:  June 11, 1996                    /s/           John L. Dunham
                                                      John L. Dunham
                                               Executive Vice President and
                                                  Chief Financial Officer