Form 10-Q
period 1996-08-03
MAY DEPARTMENT STORES CO
filed 1996-09-11
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended August 3, 1996

                                        OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________



                            Commission File Number 1-79



                         THE MAY DEPARTMENT STORES COMPANY
              (Exact name of registrant as specified in its charter)



                    Delaware                              43-1104396
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)



 611 Olive Street, St. Louis, Missouri                       63101
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
251,869,356 shares of common stock, $0.50 par value, as of August
3, 1996.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                              August 3,    July 29,     Feb. 3,
ASSETS                                          1996         1995        1996

Current Assets:
   Cash and cash equivalents                 $     268    $     255   $      159
   Accounts receivable, net                      2,142        2,024        2,403
   Merchandise inventories                       2,314        1,957        2,134
   Other current assets                            174          183          169
   Net current assets of
    discontinued operation                           -          282          232
      Total Current Assets                       4,898        4,701        5,097

Property and Equipment, at cost                  6,119        5,224        5,617
Accumulated Depreciation                        (2,043)      (1,808)      (1,873)
   Net Property and Equipment                    4,076        3,416        3,744

Goodwill                                           761          590          671
Other Assets                                        83           90           89
Net Noncurrent Assets of
   Discontinued Operation                            -          547          521

      Total Assets                           $   9,818    $   9,344   $   10,122


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                         $     225    $      21   $      132
   Accounts payable                                843          825          692
   Accrued expenses                                713          640          650
   Income taxes                                      -            3          128
      Total Current Liabilities                  1,781        1,489        1,602

Long-term Debt                                   3,430        3,046        3,333

Deferred Income Taxes                              390          326          378

Other Liabilities                                  211          190          204

ESOP Preference Shares                             354          370          366

Unearned Compensation                             (331)        (346)        (346)

Shareowners' Equity                              3,983        4,269        4,585

      Total Liabilities and
        Shareowners' Equity                  $   9,818    $   9,344   $   10,122


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.


                                         2


                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

(Millions, except per share)             13 Weeks Ended         26 Weeks Ended
                                       Aug. 3,    July 29,    Aug. 3,    July 29,
                                        1996        1995       1996        1995

Net Retail Sales                     $    2,431  $   2,241  $    4,836  $    4,366

Revenues                             $    2,533  $   2,325  $    5,044  $    4,543
Cost of sales                             1,773      1,625       3,528       3,168
Selling, general and
  administrative expenses                   511        463       1,039         933
Interest expense, net                        64         57         128         115
Earnings from continuing
  operations before income
  taxes                                     185        180         349         327
Provision for income taxes                   75         73         141         133

Net Earnings from:
  Continuing operations                     110        107         208         194
  Discontinued operation                      -         34          11          61

Net Earnings                         $      110  $     141  $      219  $      255

Primary earnings per share:
Continuing operations                       .42        .41         .79         .74
Discontinued operation                        -        .13         .05         .24

Primary Earnings per Share           $      .42  $     .54  $      .84  $      .98

Fully diluted earnings
  per share:
Continuing operations                       .41        .40         .77         .72
Discontinued operation                        -        .13         .04         .23

Fully diluted Earnings
  per Share                          $      .41  $     .53  $      .81  $      .95

Dividends Paid per
  Common Share                       $      .29  $ .28-1/2  $  .57-1/2  $  .54-1/2

Primary Average Shares
  Outstanding and
   Equivalents                            251.4      250.2       251.2       249.7

Fully Diluted Average Shares
  Outstanding and
   Equivalents                            265.7      265.7       265.7       265.4





            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


                                         3

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    26 Weeks Ended
                                                            Aug. 3,    July 29,
                                                             1996        1995

Operating Activities:
  Net earnings from continuing operations
     and depreciation/amortization                       $      385   $      347
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                      280          209
  Other assets and liabilities, net                              21          (12)
  Net cash used in discontinued operation                         -           26

                                                                686          570

Investing Activities:
  Net additions to property and equipment                      (287)        (285)
  Other                                                           -           (1)

                                                               (287)        (286)
Financing Activities:
  Net issuances (repayments) of long-term debt                  (41)          47
  Net issuances (acquisitions) of treasury stock                (88)          28
  Dividend payments, net of tax benefit                        (161)        (152)

                                                               (290)         (77)

Increase in Cash and Cash Equivalents                    $      109   $      207

Noncash financing activities for the 26 weeks ended August 3, 1996 include the distribution of $764 million of equity in the spin-off of Payless ShoeSource, Inc. and the acquisition of the former
Strawbridge & Clothier stores for shares of May valued at $292 million and the assumption of $255 million of debt and certain other liabilities.



Cash paid during the period:

  Interest                                               $      137   $      127
  Income Taxes                                                  249          292




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 1996 and 1995. The year-to-date LIFO provision was $16 million in 1996 and 1995.

Discontinued Operation. In January 1996, the registrant announced its intention to spin off Payless ShoeSource, Inc. ("Payless"), its chain of self-service family shoe stores. The spin-off was completed effective May 4, 1996, as a tax-free distribution to shareowners. The registrant's financial statements presented herein reflect Payless as a discontinued operation through the end of the first quarter.

As discussed in the 1995 Annual Report to Shareowners, and in accordance with generally accepted accounting principles, Payless 1996 pre-tax earnings were recorded in 1995 to the extent of spin-off costs and the Payless operating loss from January 17, 1996 through fiscal 1995 year-end. As a result, $21 million of 1996 Payless pre-tax earnings is not reported in the year-to-date net earnings from discontinued operation.

Acquisition. On July 18, 1996, the registrant purchased 13 former Strawbridge & Clothier department stores in the greater Philadelphia area. At the July closing, the registrant delivered, subject to later adjustment, 4.2 million shares of May common stock and assumed approximately $255 million of debt and certain other liabilities in exchange for the Strawbridge & Clothier department store assets. The registrant has also agreed to issue additional May common stock in exchange for any cash proceeds from Strawbridge & Clothier's divestiture of its other assets, including its Clover discount division, remaining after satisfaction of all Strawbridge & Clothier liabilities and obligations. The acquisition was accounted for as a purchase.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Summarized Financial Information - 2nd Quarter; The May Department Stores Company, New York. At the shareowners' annual meeting on May 24, 1996, the shareowners approved the change of the state of incorporation of The May Department Stores Company from New York to Delaware. This transaction did not result in any change in the business or the consolidated assets, liabilities or net worth of
the reincorporated entity.   Reincorporation in Delaware allows the
registrant to take advantage of certain provisions of the corporate laws of Delaware and also allows the registrant to manage its state franchise tax and other affairs in ways that will result in significant savings each year beginning in 1996.

The reincorporation in Delaware was accomplished by means of a statutory share exchange (Share Exchange) where each share of common stock of The May Department Stores Company (and associated preferred stock purchase right) outstanding prior to the filing of a "Certificate of Exchange" by the Department of State of the State of New York was exchanged for one share of common stock of the reincorporated entity. As a result of the Share Exchange, The May Department Stores Company, New York became a wholly owned subsidiary of registrant.

Summarized financial information for The May Department Stores Company, New York, is set forth below for 1996. Corresponding information for fiscal year 1995 is not included below as amounts reflected in the respective consolidated financial statements reflect information for The May Department Stores Company, New York.

                                                                 August 3,
                                                                   1996

Balance Sheet

   Current assets                                             $    4,898
   Noncurrent assets                                               4,920
   Current liabilities                                             1,781
   Noncurrent liabilities                                          3,700
   ESOP preference shares                                            354

                                                          August 3, 1996
                                                      13 Weeks       26 Weeks
                                                        Ended          Ended

Statement of Earnings

   Revenues                                             2,533           5,044
   Cost of sales                                        1,773           3,528
   Earnings from continuing operations
       before extraordinary item                          110             208
   Net earnings                                           110             219

Subsequent Event. At a meeting of its board of directors on August 16, 1996, a resolution was passed authorizing registrant's management to implement a common stock repurchase program of up to $600 million. Such purchases will be made in the open market from time to time as market conditions allow, subject to Securities and Exchange Commission rules and regulations.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information reflecting the completion of the spin-off of Payless in all periods indicated is as follows:

                                              Aug. 3,     July 29,      Feb. 3,
                                               1996         1995         1996

Current Ratio*                                  2.8          3.0          3.0
Debt-Capitalization Ratio**                      43%          42%          42%
Fixed Charge Coverage***                        4.1x         4.3x         4.2x

 * The current ratios including net current assets of the discontinued operation were 3.2 at July 29, 1995 and Feb. 3, 1996, respectively.

 ** The debt-to-capitalization ratios including the discontinued operation were 44% at July 29, 1995 and February 3, 1996.

 *** Fixed charge coverage including the discontinued operation was 3.4x at July 29, 1995 and 3.1x at February 3, 1996.
       Fixed charge coverage, which is presented for the trailing 52 weeks ended August 3, 1996, February 3, 1996, and July 29, 1995, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's second quarter 1996 current ratio decreased compared with second quarter 1995 primarily due to an increase in the current maturities of long-term debt which was partially offset by an increase in merchandise inventory. Merchandise inventories increased due to new store growth including the acquisition of Wanamaker's stores in the 1995 third quarter and Strawbridge & Clothier stores late in the 1996 second quarter and the full year 1995 LIFO credit. The second quarter 1996 current ratio decreased as compared with year-end 1995 primarily due to the seasonal decrease in accounts receivable, an increase in current maturities of long-term debt and an increase in accounts payable partially offset by an increase in inventory. The resultant decrease to the current ratio for these items was partially offset by a decrease in income taxes payable.

The increase in registrant's second quarter 1996 debt-capitalization ratio compared with year-end 1995 is due to increased debt balances. In addition to the issuance of debt described below, the company assumed $246 million of debt (of which, $120 million was immediately retired) in the acquisition of 13 former Strawbridge & Clothier department stores.

During the 1996 second quarter, registrant issued $200 million, 8.30% debentures due in 2026. The proceeds from the issuance were added to registrant's general funds to be used for capital expenditures, working capital needs, stock repurchases and other general corporate purposes, including investments and acquisitions.

The registrants' fixed charge coverage ratio for the 52 weeks ended August 3, 1996 decreased slightly as compared with the 52 week periods ended July 29, 1995 and February 3, 1996 due primarily to an increase in interest expense, partially offset by an increased level of earnings.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

              Second Quarter                           First Six Months
                          Store-for-                             Store-for-
         Total               Store                 Total            Store
          8.5%                  2.3%               10.8%               4.4%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include finance charge revenues and all sales from all stores operating during the period.

                                        Second Quarter        First Six Months
                                        1996     1995          1996      1995

Cost of sales                           70.0%    69.9%         70.0%     69.7%
Selling, general and
  administrative expenses               20.2     19.9          20.6      20.6
Interest expense, net                    2.5      2.4           2.5       2.5

Earnings before income taxes             7.3%     7.8%          6.9%      7.2%

Effective income tax rate               40.6%    40.7%         40.6%     40.7%

Net Earnings                             4.3%     4.6%          4.1%      4.3%

Cost of sales was $1,773 million in the 1996 second quarter, up 9.1% from $1,625 million in the 1995 second quarter. For the first six months of 1996, cost of sales was $3,528 million, an 11.4% increase from $3,168 million in the 1995 period. The overall increase is primarily related to higher sales volume. As a percent of revenues, cost of sales increased 0.1% from the second quarter of 1995 due principally to an increase in occupancy expenses. For the first six months, cost of sales increased 0.3% due to a slight decrease in finance charge revenue. For the second quarter and first six months of each year, the LIFO charge was $8 million and $16 million, respectively. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $511 million in the 1996 second quarter, compared with $463 million in the 1995 second quarter, a 10.3% increase. For the first six months of 1996, selling, general and administrative expenses were $1,039 million compared with $933 million in the 1995 period, an 11.3% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, increased 0.3% for the second quarter of 1996 as compared with 1995 due primarily to an increase in payroll costs.

Net interest expense for the second quarter and first six months of 1996 and 1995 was as follows (millions):

                                        Second Quarter         First Six Months
                                       1996     1995           1996       1995

Interest expense                       $  71    $  66          $ 141     $ 131
Interest income                           (3)      (4)            (7)       (7)
Capitalized interest                      (4)      (5)            (6)       (9)
  Net Interest Expense                 $  64    $  57          $ 128     $ 115

Interest expense increased in the 1996 second quarter and first six months due to the 1995 borrowings for the acquisition of certain assets of John Wanamaker and Woodward & Lothrop. As second quarter 1996 borrowings were made near the end of the quarter, they had a minimal impact on interest expense for the second quarter and first six months. As a percent of revenues, net interest expense increased 0.1% for the second quarter while it remained constant for the first six months.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                          Aug. 3,      July 29,
                                                           1996          1995

   Net retail sales                                     $   10,928    $   10,035

   Revenues                                             $   11,344    $   10,383

   Net earnings                                         $      714    $      674

   Fully diluted earnings per share                     $     2.66    $     2.52

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareowners of registrant was held on May 24, 1996.

   (b) At the annual meeting of shareowners of registrant held on May 24, 1996, action was taken with respect to:

         (i)     the election of seven directors of registrant;

                                                             Authority
                                               For           Withheld

         Richard L. Battram                 229,747,198        1,603,907
         David C. Farrell                   229,726,199        1,624,906
         Eugene S. Kahn                     229,807,782        1,543,323
         Andrall E. Pearson                 229,594,939        1,756,166
         Robert D. Storey                   229,830,993        1,520,112
         Anthony J. Torcasio                229,741,339        1,609,766
         Edward E. Whitacre, Jr.            229,818,402        1,532,703

         (ii) a ratification of the appointment of Arthur Andersen LLP as independent auditors (229,874,883 votes in favor, 707,553 votes against and 768,669 votes abstained);

         (iii) a proposal to change the registrant's state of incorporation from New York to Delaware (207,836,069 votes in favor, 6,106,850 votes against, 1,352,426 votes abstained and 16,055,760 not voted);

         (iv) a proposal relating to a classified Board of Directors (95,387,369 votes in favor, 116,784,906 votes against, 3,123,070 votes abstained and 16,055,760 not voted);

         All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 22, 1996, filed with the Commission pursuant to Rule 12b-23 (b).

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (11)    - Computation of Net Earnings Per Share
         (12)    - Computation of Ratio of Earnings to Fixed Charges
         (27)    - Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated May 24, 1996, which contained two May, 1996 press releases concerning the registrant's five year capital expansion plan and the registrant's quarterly earnings release.

         A report dated July 17, 1996 which contained a copy of the Underwriting Agreement, dated July 12, 1996, among registrant, Morgan Stanley & Co. Incorporated and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
         Incorporated; and a specimen of 8.30% debentures due July
         15, 2026.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)



Date:  September 10, 1996

                                \s\          John L. Dunham
                                             John L. Dunham
                                      Executive Vice President and
                                         Chief Financial Officer