Form 10-Q
period 1996-11-02
MAY DEPARTMENT STORES CO
filed 1996-12-10
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended November 2, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
244,904,400 shares of common stock, $0.50 par value, as of November
2, 1996.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                               Nov. 2,    Oct. 28,      Feb. 3,
ASSETS                                          1996         1995        1996

Current Assets:
   Cash and cash equivalents                 $     143    $      23   $      159
   Accounts receivable, net                      2,199        2,146        2,403
   Merchandise inventories                       2,951        2,555        2,134
   Other current assets                            173          237          169
   Net current assets of
    discontinued operation                           -          280          232
      Total Current Assets                       5,466        5,241        5,097

Property and Equipment, at cost                  6,275        5,575        5,617
Accumulated Depreciation                        (2,127)      (1,891)      (1,873)
   Net Property and Equipment                    4,148        3,684        3,744

Goodwill                                           780          669          671
Other Assets                                        95           93           89
Net Noncurrent Assets of
   Discontinued Operation                            -          536          521

      Total Assets                           $  10,489    $  10,223   $   10,122


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
    maturities of long-term debt             $     269    $      52   $      132
   Accounts payable                              1,260        1,144          692
   Accrued expenses                                783          715          650
   Income taxes                                      4            7          128
      Total Current Liabilities                  2,316        1,918        1,602

Long-term Debt                                   3,878        3,446        3,333

Deferred Income Taxes                              375          335          378

Other Liabilities                                  216          196          204

ESOP Preference Shares                             349          368          366

Unearned Compensation                             (331)        (346)        (346)

Shareowners' Equity                              3,686        4,306        4,585

      Total Liabilities and
        Shareowners' Equity                  $  10,489    $  10,223   $   10,122


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.


                                         2



                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)             13 Weeks Ended         39 Weeks Ended
                                       Nov.2,     Oct. 28,    Nov. 2,    Oct. 28,
                                        1996        1995       1996        1995

Net Retail Sales                     $    2,772  $   2,483  $    7,635  $    6,850

Revenues                             $    2,855  $   2,569  $    7,899  $    7,112
Cost of sales                             2,004      1,798       5,532       4,966
Selling, general and
  administrative expenses                   581        526       1,620       1,459
Interest expense, net                        73         61         201         176
Earnings from continuing
  operations before income
  taxes                                     197        184         546         511
Provision for income taxes                   79         74         220         207

Net Earnings from:
  Continuing operations                     118        110         326         304
  Discontinued operation                      -         25          11          86

Net Earnings                         $      118  $     135  $      337  $      390

Primary earnings per share:
Continuing operations                       .45        .42        1.25        1.16
Discontinued operation                        -        .10         .05         .35

Primary Earnings per Share           $      .45  $     .52  $     1.30  $     1.51

Fully diluted earnings
  per share:
Continuing operations                       .44        .41        1.21        1.13
Discontinued operation                        -        .09         .04         .32

Fully diluted Earnings
  per Share                          $      .44  $     .50  $     1.25  $     1.45

Dividends Paid per
  Common Share                       $      .29  $ .28-1/2  $  .86-1/2  $      .83

Primary Average Shares
  Outstanding and
   Equivalents                            250.1      250.4       250.8       249.9

Fully Diluted Average Shares
  Outstanding and
   Equivalents                            264.5      265.3       265.3       264.9





            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                                         3

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    39 Weeks Ended
                                                            Nov. 2,    Oct. 28,
                                                             1996        1995
Operating Activities:
  Net earnings from continuing operations
     and depreciation/amortization                       $      585   $      545
  Decrease (increase) in working capital
     (excluding cash, cash equivalents and
      short-term debt)                                           88         (167)
  Other assets and liabilities, net                              (9)          (2)
  Net cash provided by discontinued
     operation                                                    -           64

                                                                664          440

Investing Activities:
  Net additions to property and equipment                      (461)        (718)

Financing Activities:
  Net issuances of long-term debt                               260          477
  Net issuances (acquisitions) of treasury
   stock                                                       (237)          10
  Dividend payments, net of tax benefit                        (242)        (234)

                                                               (219)         253

Decrease in Cash and Cash Equivalents                    $      (16)  $      (25)

Noncash financing activities for the 39 weeks ended November 2, 1996 include the distribution of $764 million of equity in the spin-off of Payless ShoeSource, Inc. and the acquisition of the former Strawbridge & Clothier stores for shares of May valued at $192 million and the assumption of $255 million of debt and certain other liabilities.



Cash paid during the period:

  Interest                                               $      206   $      182
  Income Taxes                                                  316          372




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. There was no LIFO provision for the third quarter in 1996 and 1995. The year-to-date LIFO provision was $16 million in 1996 and 1995.

Discontinued Operation. In January 1996, registrant announced its intention to spin off Payless ShoeSource, Inc. ("Payless"), its chain of self-service family shoe stores. The spin-off was completed effective May 4, 1996, as a tax-free distribution to shareowners. The registrant's financial statements presented herein reflect Payless as a discontinued operation through the end of the first quarter.

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

Acquisition. On July 18, 1996, registrant purchased 13 former Strawbridge & Clothier department stores in the greater Philadelphia area. The registrant delivered 4.5 million shares of May common stock and assumed $255 million of debt and certain other liabilities in exchange for the Strawbridge & Clothier department store assets. Registrant has also agreed to issue additional May common stock, at the then current market price, in exchange for any cash proceeds from Strawbridge & Clothier's divestiture of its other assets, including its Clover discount division, remaining after satisfaction of all Strawbridge & Clothier liabilities and obligations. The acquisition was accounted for as a purchase.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Summarized Financial Information - 3rd Quarter; The May Department Stores Company, New York. At the shareowners' annual meeting on May 24, 1996, the shareowners approved the change of the state of incorporation of The May Department Stores Company from New York to Delaware. This transaction did not result in any change in the business or the consolidated assets, liabilities or net worth of
the reincorporated entity.   Reincorporation in Delaware allows the
registrant to take advantage of certain provisions of the corporate laws of Delaware and also allows registrant to manage its state franchise tax and other affairs in ways that will result in significant savings each year beginning in 1996.

The reincorporation in Delaware was accomplished by means of a statutory share exchange (Share Exchange), where each share of common stock of The May Department Stores Company (and associated preferred stock purchase right), outstanding prior to the filing of a "Certificate of Exchange" by the Department of State of the State of New York, was exchanged for one share of common stock of the reincorporated entity. As a result of the Share Exchange, The May Department Stores Company, New York, became a wholly owned subsidiary of registrant.

Summarized financial information for The May Department Stores Company, New York, is set forth below for 1996. Corresponding information for fiscal year 1995 is not included below as amounts reflected in the respective consolidated financial statements reflect information for The May Department Stores Company, New York.

                                                               November 2,
                                                                  1996

Balance Sheet

   Current assets                                             $    5,467
   Noncurrent assets                                               5,023
   Current liabilities                                             2,354
   Noncurrent liabilities                                          7,338
   ESOP preference shares                                            349

                                                         November 2, 1996
                                                      13 Weeks       39 Weeks
                                                        Ended          Ended

Statement of Earnings

   Revenues                                             2,855           7,899
   Cost of sales                                        2,004           5,532
   Net earnings                                            78             285

Common Stock Repurchase Program. At a meeting of its board of directors on August 16, 1996, a resolution was passed authorizing registrant's management to implement a common stock repurchase program of up to $600 million. Such purchases have been and will continue to be made in the open market from time to time as market conditions allow, subject to Securities and Exchange Commission rules and regulations. Through the end of the 1996 third quarter, registrant repurchased approximately $265 million of common stock.

Subsequent Event. During the 1996 fourth quarter, registrant gave notice that it had called $150 million, 9.125% debentures due to mature December 1, 2016. The debentures will be retired early, effective December 20, 1996, resulting in a 1996 fourth quarter extraordinary aftertax loss of $5 million.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information reflecting the completion of the spin-off of Payless in all periods indicated is as follows:

                                              Nov. 2,      Oct 28,      Feb. 3,
                                               1996         1995         1996

Current Ratio*                                  2.4          2.6          3.0
Debt-Capitalization Ratio**                      48%          45%          42%
Fixed Charge Coverage***                        4.0x         4.2x         4.2x

 * The current ratios including net current assets of the discontinued operation were 2.7 at Oct. 28, 1995 and 3.2 at Feb. 3, 1996, respectively.

 ** The debt-to-capitalization ratios including the discontinued operation were 47% at Oct. 28, 1995 and 44% at February 3,
       1996.

 *** Fixed charge coverage including the discontinued operation was 3.3x at Oct. 28, 1995 and 3.1x at February 3, 1996.
       Fixed charge coverage, which is presented for the trailing 52 weeks ended November 2, 1996, February 3, 1996, and October 28, 1995, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's third quarter 1996 current ratio decreased compared with third quarter 1995 primarily due to an increase in the current maturities of long-term debt. The impact of the increase in merchandise inventory, principally related to new store growth including the acquisition of the Strawbridge & Clothier department stores, was substantially offset by the related increase in accounts payable. The third quarter 1996 current ratio decreased as compared with year-end 1995 primarily due to an increase in accounts payable partially offset by an increase in inventory, an increase in current maturities of long-term debt, an increase in accrued expenses and the seasonal decrease in accounts receivable.

The increase in registrant's third quarter 1996 debt-capitalization ratio compared with third quarter 1995 and year-end 1995 is due to the $600 million common stock repurchase program discussed previously, including the additional borrowing for this program.

The registrants' fixed charge coverage ratio for the 52 weeks ended November 2, 1996 decreased slightly as compared with the 52 week periods ended October 28, 1995 and February 3, 1996 due primarily to an increase in interest expense resulting from increased borrowing levels as discussed on page 9 and an increase in rent expense resulting from new store growth, partially offset by an increased level of earnings.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

               Third Quarter                           First Nine Months
                          Store-for-                             Store-for-
         Total               Store                 Total            Store
         11.6%                  3.9%               11.5%               4.2%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include finance charge revenues and all sales from all stores operating during the period.

                                         Third Quarter        First Nine Months
                                        1996     1995          1996      1995

Cost of sales                           70.2%    70.0%         70.0%     69.8%
Selling, general and
  administrative expenses               20.4     20.5          20.5      20.5
Interest expense, net                    2.5      2.4           2.6       2.5

Earnings before income taxes             6.9%     7.1%          6.9%      7.2%

Effective income tax rate               40.0%    40.1%         40.4%     40.5%

Net Earnings                             4.1%     4.3%          4.1%      4.3%


Cost of sales was $2,004 million in the 1996 third quarter, up 11.4% from $1,798 million in the 1995 third quarter. For the first nine months of 1996, cost of sales was $5,532 million, an 11.4% increase from $4,966 million in the 1995 period. The overall increase is primarily related to higher sales volume. As a percent of revenues, cost of sales increased 0.2% from the third quarter of 1995 and for the first nine months due principally to a small
                                         8
deterioration in gross margin and an increase in occupancy expenses both of which were partially offset by a decrease in buying expense. For the third quarter and first nine months of each year, the LIFO charge was $0 and $16 million, respectively. There were no significant changes in the other components of cost of sales.

Selling, general and administrative expenses were $581 million in the 1996 third quarter, compared with $526 million in the 1995 third quarter, a 10.5% increase. For the first nine months of 1996, selling, general and administrative expenses were $1,620 million compared with $1,459 million in the 1995 period, an 11.0% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, decreased 0.1% for the third quarter of 1996 as compared with 1995 as most selling, general and administrative expense components decreased except for bad debt expense.

Net interest expense for the third quarter and first nine months of 1996 and 1995 was as follows (millions):

                                         Third Quarter         First Nine Months
                                       1996     1995           1996       1995

Interest expense                       $  82    $  72          $ 223     $ 203
Interest income                           (5)      (4)           (12)      (11)
Capitalized interest                      (4)      (7)           (10)      (16)
  Net Interest Expense                 $  73    $  61          $ 201     $ 176

Interest expense increased in the 1996 third quarter and first nine months due to the 1995 borrowings for the acquisition of certain assets of John Wanamaker and Woodward & Lothrop and due to 1996 borrowings related to the Strawbridge & Clothier acquisition and the common stock repurchase program. As a percent of revenues, net interest expense increased 0.1% for the third quarter and first nine months.

During the 1996 third quarter, registrant issued a total of $475 million in debt securities which was comprised of $200 million, 7.875% debentures due in 2036; $150 million, 7.45% debentures due in 2011; and $125 million, 7.45% debentures due in 2016. In addition, during the second quarter of 1996 registrant issued $200 million, 8.30% debentures due in 2026. The proceeds from the issuances were added to registrant's general funds to be used for capital expenditures, working capital needs, stock repurchases and other general corporate purposes, including investments and acquisitions.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                          Nov. 2,      Oct. 28,
                                                           1996          1995

   Net retail sales                                     $   11,269    $   10,196

   Revenues                                             $   11,629    $   10,548

   Net earnings from continuing operations              $      722    $      679

   Fully diluted earnings per share from
     continuing operations                              $     2.69    $     2.55

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

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders -
None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         ( 3)(ii)    - By-laws
         (11)        - Computation of Net Earnings Per Share
         (12)        - Computation of Ratio of Earnings to Fixed Charges
         (27)        - Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated August 20, 1996, which contained three August, 1996 press releases concerning the registrant's July, 1996 and year-to-date sales release; second quarter and first six months of fiscal 1996 earnings release; and the announcement of the common stock repurchase program and new trading symbol.

         A report dated August 22, 1996 which contained a copy of the Underwriting Agreement, dated August 19, 1996, among registrant, The May Department Stores Company, New York, Morgan Stanley & Co. Incorporated and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; and a specimen of 7.875% debentures due August 15, 2036.

         A report dated September 18, 1996 which contained a copy of the Underwriting Agreement, dated September 13, 1996, among registrant, The May Department Stores Company, New York, Morgan Stanley & Co. Incorporated, Citicorp Securities, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; and a specimen of 7.45% debentures due September 15, 2011.

         A report dated October 24, 1996 which contained a copy of the Underwriting Agreement dated October 21, 1996, among registrant, The May Department Stores Company, New York, Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citicorp Securities, Inc; and a specimen of 7.45% debentures due October 15, 2016.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)



Date:  December 10, 1996

                                \s\          John L. Dunham
                                             John L. Dunham
                                      Executive Vice President and
                                         Chief Financial Officer