Form 10-K405
period 1997-02-01
MAY DEPARTMENT STORES CO
filed 1997-04-23
CIK 63416

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 1997
                                        OR
[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of registrant's common stock held by non-
affiliates as of March 24, 1997:  $10,760,871,413

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
234,648,732 shares of common stock, $.50 par value, as of April 5, 1997.

Documents incorporated by reference:
1. Portions of Registrant's 1996 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of Registrant's 1997 Proxy Statement, dated April 17, 1997, are incorporated into Part III.

                                      PART I

Items 1 and 2.  Business and Description of Property

Registrant, a corporation organized under the laws of the State of Delaware, became the successor to The May Department Stores Company, a New York corporation ("May NY") in a reincorporation from New York to Delaware pursuant to a statutory share exchange. May NY was organized under the laws of the State of New York on June 4, 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877. At the shareowners' annual meeting on May 24, 1996, the shareowners approved the change of the state of incorporation from New York to Delaware. The reincorporation in Delaware was accomplished by means of a statutory share exchange, whereby each share of common stock of May NY (and associated preferred stock purchase right), outstanding prior to the filing of a "Certificate of Exchange" by the Department of State of the State of New York, was exchanged for one share of common stock of registrant. As a result of the share exchange, May NY became a wholly owned subsidiary of registrant.

Registrant operates eight quality regional department store companies nationwide using ten trade names. At fiscal year-end 1996, registrant operated 365 department stores in 30 states and the District of Columbia. The department store companies and the markets served are shown in the table below.

    Store Company                                             Markets Served
Lord & Taylor                     24 markets including New York City, Chicago,
                                  Boston, Washington, D.C., Detroit, Dallas/Fort
                                  Worth, Atlanta and Miami

Hecht's and                       17 markets including Washington, D.C.,
Strawbridge's                     Philadelphia (Strawbridge's), Baltimore,
                                  Norfolk, and Richmond

Foley's 15 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, and Oklahoma City

Robinsons-May                     10 markets, including Los Angeles, San Diego,
                                  Orange County, Phoenix, and Riverside/San
                                  Bernardino

Kaufmann's                        20 markets, including Pittsburgh, Cleveland,
                                  Buffalo, Rochester, Akron and Syracuse

Filene's 16 markets, including Boston, New Haven, Hartford, Providence, R.I., and Albany

Famous Barr and                   14 markets, including St. Louis, Indianapolis
L.S. Ayres                        (L.S. Ayres), Fort Wayne and South Bend

Meier & Frank                     Four markets: Portland/Vancouver, Salem,
                                  Eugene and Medford

On January 17, 1996, registrant announced the spin-off of Payless
ShoeSource, Inc., its chain of self-service family shoe stores.
The spin-off was completed effective May 4, 1996 as a tax-free distribution to shareowners.

On July 18, 1996, registrant purchased 13 former Strawbridge & Clothier department stores in the greater Philadelphia area. Registrant delivered 4.5 million shares of May common stock and assumed $255 million of debt and certain other liabilities in exchange for the Strawbridge & Clothier department store assets. The acquisition was accounted for as a purchase.

Registrant employs approximately 53,000 full-time and 58,000 part-time associates in 30 states, the District of Columbia and eight offices overseas.

Management's Discussion and Analysis (pages 12-16) of registrant's 1996 Annual Report to Shareowners is incorporated herein by reference.

A.  Property Ownership

    The following summarizes the property ownership of department stores at February 1, 1997:
                                                               % of Gross
                                               Number of        Building
                                                Stores         Sq. Footage

      Entirely or mostly owned*                    204               60%
      Entirely or mostly leased                     98               26
      Owned on leased land*                         63               14
                                                   365              100%

      * Includes a total of 19 department stores subject to financing.

B.  Credit Sales

Sales at registrant's department stores are made for cash or credit, including registrant's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended February 1, 1997, 50.0% of the total revenues of registrant's department stores were made through registrant's credit plans.

In 1991, registrant formed May National Bank of Arizona (MBA) and
May National Bank of Ohio (MBO), which are indirectly wholly owned and consolidated subsidiaries of registrant.

During fiscal 1996, MBA and MBO extended credit to customers of registrant's Lord & Taylor (effective October 1, 1996), Hecht's (effective October 1, 1996), Strawbridge's (effective August 1,
1996), Robinsons-May, Kaufmann's, Famous-Barr (effective October 1,
1996), L.S. Ayres and Meier & Frank department stores companies. Throughout 1996, MBA and MBO sold the resulting accounts receivables at face value, to May NY. In addition, MBA and MBO process remittances for their parent, May Funding, Inc. and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C.  Competition in Retail Merchandising

Registrant's retail merchandising business is conducted under highly competitive conditions. During the past several years, the retail industry has seen major changes which have increased competition. Although registrant is one of the nation's largest department store retailers, it has thousands of competitors at the local level which compete with registrant's individual department stores. Competition at the local level is characterized by numerous factors including convenience of facilities, reputation, procurement of merchandise, product mix, advertising, price, quality, service and credit availability. Registrant believes that it is in a strong competitive position with regard to each of these factors.

D.  Executive Officers of Registrant

The names and ages (as of April 17, 1997) of all executive officers of registrant, and the positions and offices held with registrant by each such person are as follows:

         Name             Age                  Positions and Offices

David C. Farrell          63    Chairman and Chief Executive Officer
Jerome T. Loeb            56    President
Richard L. Battram        62    Executive Vice Chairman
Eugene S. Kahn            47    Vice Chairman
Anthony J. Torcasio       51    President and Chief Executive Officer,
                                  May Merchandising Company
John L. Dunham            50    Executive Vice President and Chief
                                  Financial Officer
Louis J. Garr, Jr.        57    Executive Vice President and General
                                  Counsel
R. Dean Wolfe             53    Executive Vice President
William D. Edkins         44    Senior Vice President
Lonny J. Jay              55    Senior Vice President
Jan R. Kniffen            48    Senior Vice President
Richard A. Brickson       49    Secretary and Senior Counsel
Martin M. Doerr           42    Vice President
Andrew T. Hall            36    Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of registrant, or until their respective successors shall have been elected and shall qualify. Messrs. Farrell, Loeb, Battram, Kahn and Torcasio also serve as directors of registrant.

Each of the executive officers has been an officer of registrant for at least the last five years, with the following exceptions:
Mr. Kahn served as president of the former G. Fox department store company from 1990 to 1992 and as president and chief executive officer of Filene's from 1992 to March, 1996 when he became vice chairman. Mr. Torcasio served as president and chief executive officer of Famous-Barr from 1991 to 1993 when he became president and chief executive officer of May Merchandising Company and became an executive officer of registrant. Mr. Dunham served as chairman of the former G. Fox department store company from 1989 to 1993 and as chairman of May Merchandising Company from 1993 to May, 1996 when he became an executive officer of registrant. Mr. Doerr was associated with the public accounting firm of Arthur Andersen LLP from 1976 to 1992 and became an executive officer of registrant in 1994. Mr. Hall was associated with the public accounting firm of Arthur Andersen LLP from 1983 to 1993 and became an executive officer of registrant in 1994.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended February 1, 1997.


                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareowner Matters

Common Stock Dividends and Market Prices (page 16) of registrant's 1996 Annual Report to Shareowners are incorporated herein by reference.


Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 28 and 29) of registrant's 1996 Annual Report to Shareowners is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 12-16) and Notes to
Consolidated Financial Statements (pages 21-27) of registrant's
1996 Annual Report to Shareowners are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements (pages 17-20),  Notes to
Consolidated Financial Statements (pages 21-27) and Report of
Independent Public Accountants (page 30) of registrant's 1996
Annual Report to Shareowners are incorporated herein by reference.

QUARTERLY RESULTS (Unaudited)

Quarterly results are determined in accordance with the annual accounting policies and include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(millions, except
 per share)                                                               1996
Quarter                          First    Second     Third    Fourth       Year

Revenues                      $  2,511  $  2,533  $  2,855  $  4,101  $  12,000

Cost of sales                 $  1,755  $  1,773  $  2,004  $  2,694  $   8,226

Net Earnings:
Continuing operations         $     98  $    110  $    118  $    423  $     749
Discontinued operation              11         -         -         -         11
Before extraordinary loss          109       110       118       423        760
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -        (5)        (5)

Net Earnings                       109       110       118       418        755

Primary earnings
 per share:
Continuing operations         $   0.37  $   0.42  $   0.45  $   1.70  $    2.94
Discontinued operation            0.05         -         -         -       0.05
Before extraordinary loss         0.42      0.42      0.45      1.70       2.99
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -     (0.02)     (0.02)

Primary earnings
  per share                       0.42      0.42      0.45      1.68       2.97

Fully diluted earnings
  per share:
Continuing operations         $   0.36  $   0.41  $   0.44  $   1.61  $    2.82
Discontinued operation            0.05         -         -     (0.01)      0.04
Before extraordinary loss         0.41      0.41      0.44      1.60       2.86
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -     (0.02)     (0.02)

Fully Diluted Earnings
  Per Share                   $   0.41  $   0.41  $   0.44  $   1.58  $    2.84

(millions, except
 per share)                                                               1995
Quarter                          First    Second     Third    Fourth       Year

Revenues                      $  2,218  $  2,325  $  2,569  $  3,840  $  10,952

Cost of sales                 $  1,543  $  1,625  $  1,798  $  2,495  $   7,461

Net Earnings:
Continuing operations         $     87  $    107  $    110  $    396  $     700
Discontinued operation              27        34        25       (31)        55
Before extraordinary loss          114       141       135       365        755
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -        (3)        (3)

Net Earnings                       114       141       135       362        752

Primary earnings
 per share:
Continuing operations         $   0.33  $   0.41  $   0.42  $   1.57  $    2.73
Discontinued operation            0.11      0.13      0.10     (0.12)      0.22
Before extraordinary loss         0.44      0.54      0.52      1.45       2.95
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -     (0.01)     (0.01)

Primary earnings
 per share                        0.44      0.54      0.52      1.44       2.94

Fully diluted earnings
 per share:
Continuing operations         $   0.32  $   0.40  $   0.41  $   1.48  $    2.61
Discontinued operation            0.10      0.13      0.09     (0.11)      0.21
Before extraordinary loss         0.42      0.53      0.50      1.37       2.82
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -     (0.01)     (0.01)

Fully Diluted Earnings
  Per Share                   $   0.42  $   0.53  $   0.50  $   1.36  $    2.81

SUMMARIZED FINANCIAL INFORMATION - THE MAY DEPARTMENT STORES COMPANY, NEW YORK. At the shareowners' annual meeting on May 24, 1996, the shareowners approved the change of the state of incorporation of The May Department Stores Company from New York to Delaware. This transaction did not result in any change in the business or the consolidated assets, liabilities or net worth of the reincorporated entity.

Summarized financial information for The May Department Stores Company, New York, is set forth below for 1996. Corresponding information for fiscal year 1995 is not included below as amounts reflected in the respective consolidated financial statements reflect information for The May Department Stores Company, New York.

                                                               February 1,
                                                                  1997

Balance Sheet

   Current assets                                             $    5,415
   Noncurrent assets                                               5,008
   Current liabilities                                             1,912
   Noncurrent liabilities                                          7,673


                                                         February 1, 1997
                                                      13 Weeks       52 Weeks
                                                        Ended          Ended

Statement of Earnings

   Revenues                                             4,101          12,000
   Cost of sales                                        2,694           8,225
   Net earnings                                           377             662



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

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of registrant) is incorporated by reference from the definitive proxy statement dated April 17, 1997, and filed pursuant to Regulation 14A. Information about executive officers of registrant is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)   Documents filed as part of this report:
      (1)   Financial Statements.  Incorporated by reference to
            registrant's 1996 Annual Report to Shareowners (Exhibit
            13):
                                                                     Page in
                                                                  Annual Report
            Financial Statements-
              Consolidated Statement of Earnings for
                  the three fiscal years ended
                  February 1, 1997                                        17
              Consolidated Balance Sheet -
                  February 1, 1997, and February 3, 1996                  18
              Consolidated Statement of Cash Flows
                  for the three fiscal years ended
                  February 1, 1997                                        19
              Consolidated Statement of Shareowners'
                  Equity for the three fiscal years
                  ended February 1, 1997                                  20
            Notes to Consolidated Financial Statements                  21-27
            Report of Independent Public Accountants                      30

                                                                     Page in
                                                                   this Report
      (2)   Supplemental Financial Statement
            Schedule (for the three fiscal years
            ended February 1, 1997):

            Report of Independent Public Accountants
              on Schedule II                                              13
            II     Valuation and Qualifying Accounts                      14

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

      (3)   Exhibits:                                                 Location
            3(a)   Amended and Restated Certificate               Incorporated
                   of Incorporation of Registrant,                by Reference
                   dated May 22, 1996                             to Exhibit
                                                                  4(a) of Post
                                                                  Effective
                                                                  Amendment No.
                                                                  1 to Form
                                                                  S-8, filed
                                                                  May 29, 1996.

            3(b)   By-Laws of Registrant, as amended              Incorporated
                                                                  by Reference
                                                                  to Exhibit
                                                                  3(ii) of Form
                                                                  10-Q, filed
                                                                  December 10,
                                                                  1996.

            11     Computation of Net Earnings                    Filed
                   Per Share                                      herewith.

            12     Computation of Ratio of                        Filed
                   Earnings to Fixed Charges                      herewith.

            13     The May Department Stores                      Filed
                   Company 1996 Annual Report to                  herewith.
                   Shareowners (only those portions
                   specifically incorporated by
                   reference shall be deemed filed
                   with the Commission)

            21     Subsidiaries of Registrant                     Filed
                                                                  herewith.

            23     Consent of Independent Public                  Page 13 of
                   Accountants                                    this Report.

            27     Financial Data Schedule                        Filed
                                                                  herewith.

            99     Form 11-K Annual Report of the                 Filed
                   Profit Sharing and Savings Plan                herewith.
                   of The May Department Stores
                   Company for the fiscal year ended
                   December 31, 1996

      (4)   Reports on Form 8-K

            A report dated November 4, 1996 which contained a copy of the Underwriting Agreement dated October 30, 1996, among registrant, The May Department Stores Company, New York, Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citicorp Securities, Inc.; and a specimen of 6.875% debentures due November 1, 2005.

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


                                            THE MAY DEPARTMENT STORES COMPANY


Date:  April 23, 1997                       By:  /s/     John L. Dunham
                                                         John L. Dunham
                                                 Executive Vice President and
                                                 Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


       Date                       Signature                         Title


                    Principal Executive Officer:


April 23, 1997      /s/        David C. Farrell            Director,
                               David C. Farrell            Chairman and Chief
                                                           Executive Officer


                    Principal Financial and
                      Accounting Officer:


April 23, 1997      /s/         John L. Dunham             Executive
                                John L. Dunham             Vice President
                                                           and Chief
                                                           Financial Officer

                    Directors:


April 23, 1997      /s/         Jerome T. Loeb             Director and
                                Jerome T. Loeb             President

       Date                       Signature                   Title


April 23, 1997      /s/       Richard L. Battram           Director and
                              Richard L. Battram           Executive Vice
                                                           Chairman

April 23, 1997      /s/         Eugene S. Kahn             Director and Vice
                                Eugene S. Kahn             Chairman


April 23, 1997      /s/       Anthony J. Torcasio          Director,
                              Anthony J. Torcasio          President and
                                                           Chief Executive
                                                           Officer, May
                                                           Merchandising
                                                           Company


April 23, 1997      /s/        Helene L. Kaplan            Director
                               Helene L. Kaplan


April 23, 1997      /s/         Edward H. Meyer            Director
                                Edward H. Meyer


April 23, 1997      /s/        Russell E. Palmer           Director
                               Russell E. Palmer


April 23, 1997      /s/       Michael R. Quinlan           Director
                              Michael R. Quinlan


April 23, 1997      /s/       William P. Stiritz           Director
                              William P. Stiritz


April 23, 1997      /s/        Robert D. Storey            Director
                               Robert D. Storey


April 23, 1997      /s/      Murray L. Weidenbaum          Director
                             Murray L. Weidenbaum

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The
May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The Schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 12, 1997





                                                               Exhibit 23

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended February 1, 1997 into the Company's previously filed Registration Statements on Form S-3 (No. 333-11539 and 333-11539-01) and Form S-8
(No. 33-21415, 33-98045, 33-58985, 333-00957 and 333-02127).




ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 23, 1997

                                                                     SCHEDULE II

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE THREE FISCAL YEARS ENDED February 1, 1997

(Millions)

                                            Charges
                               Balance     to costs                      Balance
                              beginning       and        Deductions      end of
                              of period    expenses          (a)         period

FISCAL YEAR ENDED
   FEBRUARY 1, 1997
      Allowance for
         doubtful accounts      $   75        $ 116          $  (87)      $ 104

FISCAL YEAR ENDED
   FEBRUARY 3, 1996
      Allowance for
         doubtful accounts      $   69        $  88          $  (82)      $  75

FISCAL YEAR ENDED
   JANUARY 28, 1995:
      Allowance for
         doubtful accounts      $   68        $  77          $  (76)      $  69


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $26 million in 1996, $24 million in 1995 and $23 million in 1994.

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


                                                                  Jurisdiction
                                                                    in which
                         Name                                       organized

  The May Department Stores Company                             New York

  May Capital, Inc.                                             Delaware

  May Funding, Inc.                                             Nevada

  Leadville Insurance Company                                   Vermont