Form 10-Q
period 1997-05-03
MAY DEPARTMENT STORES CO
filed 1997-06-10
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended May 3, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
232,563,552 shares of common stock, $.50 par value, as of May 3, 1997.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                            May 3,        May 4,       Feb. 1,
ASSETS                                       1997          1996         1997

Current Assets:
   Cash and cash equivalents             $      109    $      171   $       102
   Accounts receivable, net                   2,060         2,150         2,425
   Merchandise inventories                    2,636         2,390         2,380
   Other current assets                         126           177           128
      Total Current Assets                    4,931         4,888         5,035

Property and Equipment, at cost               6,489         5,744         6,372
Accumulated Depreciation                     (2,304)       (1,952)       (2,213)
   Net Property and Equipment                 4,185         3,792         4,159

Goodwill                                        771           666           776
Other Assets                                     91            94            89

      Total Assets                       $    9,978    $    9,440   $    10,059


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                     $      361    $       25   $       256
   Accounts payable                           1,072           948           872
   Accrued expenses                             646           622           658
   Income taxes                                  58            57           137
      Total Current Liabilities               2,137         1,652         1,923

Long-term Debt                                3,722         3,313         3,849

Deferred Income Taxes                           413           389           401

Other Liabilities                               212           190           223

ESOP Preference Shares                          346           356           347

Unearned Compensation                          (314)         (331)         (334)

Shareowners' Equity                           3,462         3,871         3,650

      Total Liabilities and
          Shareowners' Equity            $    9,978    $    9,440   $    10,059


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)                             13 Weeks Ended
                                                     May 3,          May 4,
                                                      1997            1996

Net Retail Sales                                  $     2,586     $      2,402

Revenues                                          $     2,675     $      2,511
Cost of sales                                           1,881            1,755
Selling, general and
   administrative expenses                                555              528
Interest expense, net                                      76               64
Earnings from continuing operations
   before income taxes                                    163              164
Provision for income taxes                                 65               66

Net Earnings from:
   Continuing operations                                   98               98
   Discontinued operation                                   -               11
   Net earnings before extraordinary loss                  98              109

   Extraordinary loss related to early
        extinguishment of debt                             (4)               -

Net Earnings                                      $        94     $        109

Primary earnings per share:
Continuing operations                             $       .39     $        .37
Discontinued operation                                      -              .05
Extraordinary loss                                       (.01)               -

Primary Earnings per Share                        $       .38     $        .42

Fully diluted earnings per share:
Continuing operations                             $       .38     $        .36
Discontinued operation                                      -              .05
Extraordinary loss                                       (.01)               -

Fully Diluted Earnings
   per Share                                      $       .37     $        .41

Dividends Paid per
   Common Share                                   $       .30     $    .28-1/2

Primary Average Shares
   Outstanding and Equivalents                          236.8            250.8

Fully Diluted Average Shares
   Outstanding and Equivalents                          252.3            265.8



            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                  13 Weeks Ended
                                                         May 3,        May 4,
                                                          1997          1996
Operating Activities:
  Net earnings from continuing operations
     and depreciation/amortization                   $       194   $       183
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                   219           136
  Other assets and liabilities, net                           (1)           (9)

                                                             412           310

Investing Activities:
  Net additions to property and equipment                   (116)         (128)
  Other                                                        -            (1)

                                                            (116)         (129)




Financing Activities:
  Net repayments of long-term debt                            (1)         (112)
  Net issuances (purchases) of treasury stock               (212)           23
  Dividend payments, net of tax benefit                      (76)          (80)

                                                            (289)         (169)

Increase in Cash and Cash Equivalents                $         7   $        12

Noncash financing activities for the quarter ended May 4, 1996 include the distribution of $764 million of equity in the spin-off of Payless ShoeSource, Inc.



Cash paid during the period:

  Interest                                           $        83   $        69
  Income Taxes                                               127           121




            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 21-27) in the 1996 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 1997 and 1996.

Common Stock Repurchase Program. At a meeting of its board of directors on February 12, 1997, a resolution was passed authorizing registrant's management to implement a common stock repurchase program of up to $300 million. Through the end of the 1997 first quarter, registrant repurchased approximately $217 million of common stock. During May, 1997, the registrant completed the stock repurchase program, totalling 6.4 million shares at an average price of $47 per share. All purchases were made in the open market from time to time as market conditions allowed, subject to Securities and Exchange Commission rules and regulations.

Discontinued Operation. Registrant completed the spin off of Payless ShoeSource, Inc. ("Payless"), its chain of self-service family shoe stores, effective May 4, 1996, as a tax-free distribution to shareowners. Registrant's financial statements presented herein reflect Payless as a discontinued operation.

Extraordinary Item. During the first quarter of 1997, registrant recorded an extraordinary loss of $4 million after tax ($5 million pretax) or $.01 per share, due to the execution of a binding contract related to the call of $100 million of 9.875% debentures due to mature June 1, 2017. The debentures will be called effective June 6, 1997, and, accordingly, have been classified as current maturities of long-term debt on the balance sheet.

Summarized Financial Information - 1st Quarter; The May Department Stores Company, New York. Summarized financial information for The May Department Stores Company, New York, is set forth below for 1997. Corresponding information for fiscal year 1996 is not included on page 6, as amounts reflected in the respective consolidated financial statements represent information for The May Department Stores Company, New York.

                                              May 3,
                                               1997
Balance Sheet

   Current assets                            $  5,488
   Noncurrent assets                            5,028
   Current liabilities                          2,086
   Noncurrent liabilities                       7,547

                                             13 Weeks
                                           Ended May 3,
                                               1997

Statement of Earnings

   Revenues                                  $  2,675
   Cost of sales                                1,881
   Net earnings                                    45

Impact of New Accounting Pronouncement. In February, 1997 Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued which will change the computation of earnings per share (EPS) as well as the disclosures required. This pronouncement is effective for interim and annual reporting periods ending after December 15, 1997. Early application is not permitted. Registrant, however, does not expect this pronouncement to have a material effect on its earnings per share amounts when it is adopted. Application of SFAS No. 128 to the first quarter of 1997 would have resulted in basic EPS and diluted EPS amounts equal to the primary and fully diluted earnings per share amounts computed under APB Opinion No. 15, the current standard.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information for the periods indicated is as follows:

                                             May 3,        May 4,       Feb. 1,
                                              1997          1996         1997

Current Ratio                                  2.3           3.0          2.6
Debt-Capitalization Ratio                       49%           41%          48%
Fixed Charge Coverage*                         4.0x          4.2x         4.1x

   * Fixed charge coverage, which is presented for the trailing 52 weeks ended May 3, 1997 and for the 53 weeks ended May 4, 1996, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's first quarter 1997 current ratio decreased compared with first quarter 1996 primarily due to an increase in current maturities of long-term debt. The impact of the increase in merchandise inventory was offset by a corresponding increase in accounts payable.

Registrant's first quarter 1997 current ratio decreased compared with year-end 1996 due to the decrease in accounts receivable (due to the seasonal nature of registrant's business and decreased use of its proprietary credit cards), an increase in accounts payable that was partially offset by an increase in merchandise inventories, and an increase in current maturities of long-term debt. These items decreasing the ratio were partially offset by a decrease in income taxes payable.

The first quarter 1997 debt-capitalization ratio increased from the first quarter 1996 because of the 1996 $600 million of common stock repurchases (impacted by both the borrowings to effect the repurchase and the equity reduction upon repurchase) and debt assumed in the Strawbridge & Clothier transaction. The debt-capitalization ratio increase from 1996 yearend is related to the 1997 common stock repurchase program discussed on page 5.

Registrant's fixed charge coverage ratio for the 52 weeks ended May 3, 1997 decreased slightly as compared with the 52 week periods ended May 4, 1996 and February 1, 1997 due primarily to interest expense growing at a faster rate than earnings. Interest expense grew at a faster rate as $600 million of the 1996 borrowings were used to fund the 1996 common stock repurchases.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:
                                                             Store-for-
                                              Total             Store

      13 Weeks Ended May 3, 1997                7.6%              1.9%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1997 and 1996. Revenues include finance charge revenues and all sales from all stores operating during the period.
                                                 1997           1996

   Cost of sales                                 70.3%          69.9%
   Selling, general and
     administrative expenses                     20.8           21.1
   Interest expense, net                          2.8            2.5

   Earnings before income taxes                   6.1%           6.5%

   Effective income tax rate                     40.0%          40.5%

   Net Earnings                                   3.7%           3.9%

Cost of sales was $1,881 million in the 1997 first quarter, up 7.2% from $1,755 million in the 1996 first quarter. The overall increase is primarily related to higher sales volume. As a percent of revenues (which includes finance charge revenue), cost of sales increased 0.4% from the first quarter of 1996. Approximately 0.2% of this rate increase relates to the finance charge component of revenues decreasing 1.3% with no corresponding decrease in cost of sales. The remaining cost of sales rate increase relates to a small deterioration in gross margin and an increase in occupancy costs, principally depreciation. LIFO was a charge of $8 million in the first quarter of 1997 and 1996.

Selling, general and administrative expenses were $555 million in the 1997 first quarter, compared with $528 million in the 1996 first quarter, a 5.1% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, decreased 0.3% for the first quarter of 1997 as compared with 1996 primarily due to a decrease in bad debt expense related to decreased use of registrant's proprietary credit cards.

Net interest expense for the first quarter 1997 and 1996 was as follows (millions):
                                                 1997           1996

   Interest expense                            $   83          $  71
   Interest income                                 (4)            (4)
   Capitalized interest                            (3)            (3)
      Net Interest Expense                     $   76          $  64

Interest expense increased in the 1997 first quarter due to increased debt balances related to 1996 borrowings to finance registrant's common stock purchases, including the purchase of the number of shares issued to acquire certain assets of Strawbridge & Clothier and debt assumed in the Strawbridge & Clothier transaction. As a percent of revenues, net interest expense for the first quarter of 1997 increased 0.3% from the first quarter of 1996.

The 1997 first quarter effective income tax rate decreased as the company realized a benefit from its 1996 second quarter reincorporation in the state of Delaware.

Operating results for the trailing years were as follows (millions, except per share):
                                                           52 Weeks Ended
                                                        May 3,         May 4,
                                                         1997           1996

 Net retail sales                                    $    11,773     $    10,730

 Revenues                                            $    12,164     $    11,135

 Net earnings                                        $       749     $       711

 Fully diluted earnings per share                    $      2.84     $      2.65

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

   (b)   Reports on Form 8-K

         A report dated April 23, 1997, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MAY DEPARTMENT STORES COMPANY
                                                       (Registrant)




Date:  June 10, 1997                    /s/           John L. Dunham
                                                      John L. Dunham
                                               Executive Vice President and
                                                  Chief Financial Officer