Form 10-Q
period 1997-08-02
MAY DEPARTMENT STORES CO
filed 1997-09-09
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended August 2, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
231,290,545 shares of common stock, $0.50 par value, as of August
2, 1997.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                             August 2,    August 3,    Feb. 1,
ASSETS                                         1997         1996        1997

Current Assets:
   Cash and cash equivalents                $      26    $     268   $      102
   Accounts receivable, net                     1,901        2,142        2,425
   Merchandise inventories                      2,553        2,314        2,380
   Other current assets                           131          174          128
      Total Current Assets                      4,611        4,898        5,035

Property and Equipment, at cost                 6,600        6,119        6,372
Accumulated Depreciation                       (2,398)      (2,043)      (2,213)
   Net Property and Equipment                   4,202        4,076        4,159

Goodwill                                          773          761          776
Other Assets                                       86           83           89

      Total Assets                          $   9,672    $   9,818   $   10,059


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
      maturities of long-term debt          $     394    $     225   $      256
   Accounts payable                               959          843          872
   Accrued expenses                               684          713          658
   Income taxes                                    24            -          137
      Total Current Liabilities                 2,061        1,781        1,923

Long-term Debt                                  3,521        3,430        3,849

Deferred Income Taxes                             417          390          401

Other Liabilities                                 222          211          223

ESOP Preference Shares                            343          354          347

Unearned Compensation                            (317)        (331)        (334)

Shareowners' Equity                             3,425        3,983        3,650

      Total Liabilities and
        Shareowners' Equity                 $   9,672    $   9,818   $   10,059


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.


                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

(Millions, except per share)             13 Weeks Ended         26 Weeks Ended
                                       Aug. 2,     Aug. 3,    Aug. 2,     Aug. 3,
                                        1997        1996       1997        1996

Net Retail Sales                     $    2,667  $   2,419  $    5,244  $    4,812

Revenues                             $    2,749  $   2,533  $    5,424  $    5,044
Cost of sales                             1,921      1,773       3,802       3,528
Selling, general and
  administrative expenses                   559        511       1,114       1,039
Interest expense, net                        76         64         152         128
Earnings from continuing
  operations before income
  taxes                                     193        185         356         349
Provision for income taxes                   77         75         142         141

Net earnings from:
  Continuing operations                     116        110         214         208
  Discontinued operation                      -          -           -          11
Net earnings before
  extraordinary loss                        116        110         214         219
Extraordinary loss related to
  early extinguishment
  of debt                                     -          -          (4)          -

Net Earnings                         $      116  $     110  $      210  $      219

Primary earnings per share:
Continuing operations                       .48        .42         .87         .79
Discontinued operation                        -          -           -         .05
Extraordinary loss                            -          -        (.01)          -
Primary Earnings per Share           $      .48  $     .42  $      .86  $      .84

Fully diluted earnings
  per share:
Continuing operations                       .46        .41         .84         .77
Discontinued operation                        -          -           -         .04
Extraordinary loss                            -          -        (.01)          -
Fully Diluted Earnings
  per Share                          $      .46  $     .41  $      .83  $      .81

Dividends Paid per
  Common Share                       $      .30  $     .29  $      .60  $  .57-1/2

Primary Average Shares
  Outstanding and
   Equivalents                            232.8      251.4       234.7       251.2

Fully Diluted Average Shares
  Outstanding and
   Equivalents                            248.9      265.7       251.0       265.7

            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                   26 Weeks Ended
                                                           Aug. 2,     Aug. 3,
                                                            1997        1996
Operating Activities:
  Net earnings and depreciation/amortization            $      407   $      385
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                     347          280
  Other assets and liabilities, net                             15           21

                                                               769          686

Investing Activities:
  Net additions to property and equipment                     (236)        (287)

Financing Activities:
  Net issuances of notes payable                               136            -
  Net repayments of long-term debt                            (305)         (41)
  Net acquisitions of treasury stock                          (290)         (88)
  Dividend payments, net of tax benefit                       (150)        (161)

                                                              (609)        (290)

Increase (Decrease) in Cash and Cash
  Equivalents                                           $      (76)  $      109

Noncash financing activities for the 26 weeks ended August 3, 1996 include the distribution of $764 million of equity in the spin-off of Payless ShoeSource, Inc. and the acquisition of the former Strawbridge & Clothier stores for shares of May valued at $292 million and the assumption of $255 million of debt and certain other liabilities.


Cash paid during the period:

  Interest                                              $      150   $      123
  Income Taxes                                                 238          249




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 1997 and 1996. The year-to-date LIFO provision was $16 million in 1997 and 1996.

Common Stock Repurchase Programs. During May, 1997, registrant completed a $300 million stock repurchase program, totaling 6.4 million shares of May common stock at an average price of $47 per share. This was in addition to a $600 million repurchase program, totaling 12.7 million shares at an average price of $47 per share, completed in the second half of 1996.

Discontinued Operation. Registrant completed the spin off of Payless ShoeSource, Inc. ("Payless"), its chain of self-service family shoe stores, effective May 4, 1996, as a tax-free distribution to shareowners. Registrant's financial statements presented herein reflect Payless as a discontinued operation.

Acquisition. On July 18, 1996, the company purchased 13 former Strawbridge & Clothier department stores in the greater Philadelphia area. The company delivered 4.5 million shares of May common stock and assumed $255 million of debt and certain other liabilities in exchange for the Strawbridge & Clothier department store assets.

Extraordinary Item. During the first quarter of 1997, registrant recorded an after tax extraordinary loss of $4 million ($5 million pretax), or $.01 per share, due to the execution of a binding contract related to the call of $100 million of 9.875% debentures due to mature June 1, 2017. The debentures were called effective June 6, 1997.

Summarized Financial Information - 2nd Quarter; The May Department Stores Company, New York. Summarized financial information of The May Department Stores Company, New York, is set forth below.

                                   August 2,       February 1,      August 3,
                                     1997             1997            1996

Balance Sheet

   Current assets                  $  5,253         $  5,415        $  4,898
   Noncurrent assets                  5,052            5,008           4,920
   Current liabilities                1,992            1,912           1,781
   Noncurrent liabilities             7,360            7,673           4,031

                                  August 2, 1997             August 3, 1996
                              13 Weeks     26 Weeks      13 Weeks     26 Weeks
                                Ended        Ended         Ended        Ended

Statement of Earnings

   Revenues                     2,749        5,424        2,533        5,044
   Cost of sales                1,916        3,797        1,773        3,528
   Earnings from
    continuing operations
    before extraordinary
    item                           70          119          110          208
   Net earnings                    70          115          110          219

Impact of New Accounting Pronouncement. In February, 1997 Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued which will change the computation of earnings per share (EPS) as well as the disclosures required. This pronouncement is effective for interim and annual reporting periods ending after December 15, 1997. Early application is not permitted. Registrant, however, does not expect this pronouncement to have a material effect on its earnings per share amounts when it is adopted. Application of SFAS No. 128 to the second quarter of 1997 and year-to-date 1997 would have resulted in basic EPS and diluted EPS amounts equal to the primary and fully diluted earnings per share amounts computed under APB Opinion No. 15, the current standard.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information reflecting the completion of the spin-off of Payless in all periods indicated is as follows:

                                              Aug. 2,      Aug. 3,      Feb. 1,
                                               1997         1996         1997

Current Ratio                                   2.2          2.8          2.6
Debt-Capitalization Ratio                        48%          43%          48%
Fixed Charge Coverage*                          3.9x         4.1x         4.1x

 * Fixed charge coverage, which is presented for the trailing 52 weeks ended August 2, 1997, February 1, 1997, and August 3, 1996, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's second quarter 1997 current ratio decreased as compared with year-end 1996 primarily due to a decrease in accounts receivable resulting from both the seasonal nature of registrant's business and decreased use of its proprietary credit cards and an increase in notes payable, both of which were partially offset by a decrease in income taxes payable. The impact of the increase in merchandise inventories was offset by a corresponding increase in accounts payable. In addition to the reasons discussed above, the second quarter 1997 current ratio decreased as compared with the second quarter 1996 due to a decrease in cash equivalents.

The year-end 1996 debt-capitalization ratio increased over the second quarter 1996 because of the $600 million 1996 common stock repurchase program (impacted by both the borrowings to effect the repurchase and the equity reduction upon repurchase). The second quarter 1997 debt-capitalization ratio remained constant compared to year-end 1996 as the impact of the 1997 common stock repurchase program was offset by a reduction in debt balances. Both the 1997 common stock repurchase program and debt retirements were funded from operations including the decrease in accounts receivable as discussed above.

The registrants' fixed charge coverage ratio for the 52 weeks ended August 2, 1997 decreased slightly as compared with the 52 week periods ended August 3, 1996 and February 1, 1997 due primarily to an increase in interest expense, partially offset by an increased level of earnings. The increase in interest expense for the 52 weeks ended August 2, 1997 was a result of higher average debt balances related to funding of the $600 million common stock repurchase program in fall 1996.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

              Second Quarter                           First Six Months
                          Store-for-                             Store-for-
         Total               Store                 Total            Store
         10.2%                  4.7%                9.0%               3.3%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include finance charge revenues and all sales from all stores operating during the period.

                                        Second Quarter        First Six Months
                                        1997     1996          1997      1996

Cost of sales                           69.9%    70.0%         70.1%     70.0%
Selling, general and
  administrative expenses               20.3     20.2          20.5      20.6
Interest expense, net                    2.8      2.5           2.8       2.5

Earnings before income taxes             7.0%     7.3%          6.6%      6.9%

Effective income tax rate               40.0%    40.6%%        40.0%     40.6%

Net Earnings                             4.2%     4.3%          3.9%      4.1%

Cost of sales was $1,921 million in the 1997 second quarter, up 8.3% from $1,773 million in the 1996 second quarter. For the first six months of 1997, cost of sales was $3,802 million, a 7.8% increase from $3,528 million in the 1996 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales decreased 0.1% from the second quarter of 1996. A small improvement in gross margin was offset by the impact of a decrease in the finance charge component of revenues. The finance charge component of revenues decreased 3.0% with no corresponding decrease in cost of sales. For the first six months, cost of sales increased 0.1% due to the finance charge component of revenue decreasing 2.1% with no corresponding decrease in cost of sales. For the second quarter and first six months of each year, the LIFO charge was $8 million and $16 million, respectively.

Selling, general and administrative expenses were $559 million in the 1997 second quarter, compared with $511 million in the 1996 second quarter, a 9.4% increase. For the first six months of 1997, selling, general and administrative expenses were $1,114 million compared with $1,039 million in the 1996 period, a 7.2% increase. The increases are primarily related to higher sales. Selling, general and administrative expenses, as a percent of revenues, increased 0.1% for the second quarter of 1997 as compared with 1996 due primarily to an increase in sales promotion and advertising costs. For the first six months of 1997, the selling, general, and administrative expense decrease of 0.1% of revenues was not concentrated in any single component.

Net interest expense for the second quarter and first six months of 1997 and 1996 was as follows (millions):

                                        Second Quarter         First Six Months
                                       1997     1996           1997       1996

Interest expense                       $  81    $  71          $ 165     $ 141
Interest income                           (2)      (3)            (6)       (7)
Capitalized interest                      (3)      (4)            (7)       (6)
  Net Interest Expense                 $  76    $  64          $ 152     $ 128

Interest expense increased in the 1997 second quarter and first six months due to increased debt balances related to 1996 borrowings to finance registrants' common stock purchases, including the purchase of the number of shares issued to acquire certain assets of Strawbridge & Clothier and debt assumed in the Strawbridge & Clothier transaction. As a percent of revenues, net interest expense increased 0.3% for the second quarter and first six months.

The 1997 second quarter and first six months effective income tax rates decreased as registrant realized a benefit from its 1996 second quarter reincorporation in the state of Delaware.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                          Aug. 2,       Aug 3,
                                                           1997          1996

   Net retail sales                                     $   11,973    $   10,876

   Revenues                                             $   12,380    $   11,343

   Net earnings                                         $      755    $      714

   Fully diluted earnings per share                     $     2.89    $     2.66


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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   Information required herein is incorporated by reference from Form 8-K, date of report (Date of earliest event reported) May
   23, 1997, as filed June 9, 1997.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (11)    - Computation of Net Earnings Per Share
         (12)    - Computation of Ratio of Earnings to Fixed Charges
         (27)    - Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated (Date of earliest event reported) May 23, 1997, as filed June 9, 1997, which contained the results of all matters submitted to a vote of security holders at the May 23, 1997 annual meeting of shareowners of registrant.



                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)



Date:  September 9, 1997


                                             John L. Dunham
                                      Executive Vice President and
                                         Chief Financial Officer