Form 10-Q
period 1997-11-01
MAY DEPARTMENT STORES CO
filed 1997-12-11
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended November 1, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
231,241,014 shares of common stock, $0.50 par value, as of November
1, 1997.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                               Nov. 1,      Nov. 2,     Feb. 1,
ASSETS                                          1997         1996        1997

Current Assets:
   Cash and cash equivalents                $      23    $     143   $      102
   Accounts receivable, net                     1,957        2,199        2,425
   Merchandise inventories                      3,102        2,951        2,380
   Other current assets                           135          173          128
      Total Current Assets                      5,217        5,466        5,035

Property and Equipment, at cost                 6,720        6,275        6,372
Accumulated Depreciation                       (2,495)      (2,127)      (2,213)
   Net Property and Equipment                   4,225        4,148        4,159

Goodwill                                          757          780          776
Other Assets                                       82           95           89

      Total Assets                          $  10,281    $  10,489   $   10,059


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
      maturities of long-term debt          $     560    $     269   $      256
   Accounts payable                             1,323        1,260          872
   Accrued expenses                               734          783          658
   Income taxes                                    14            4          137
      Total Current Liabilities                 2,631        2,316        1,923

Long-term Debt                                  3,517        3,878        3,849

Deferred Income Taxes                             425          375          401

Other Liabilities                                 228          216          223

ESOP Preference Shares                            341          349          347

Unearned Compensation                            (319)        (331)        (334)

Shareowners' Equity                             3,458        3,686        3,650

      Total Liabilities and
        Shareowners' Equity                 $  10,281    $  10,489   $   10,059


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

(Millions, except per share)           13 Weeks Ended         39 Weeks Ended
                                     Nov. 1,     Nov. 2,    Nov. 1,     Nov. 2,
                                      1997        1996       1997        1996

Net Retail Sales                   $    2,894  $   2,749  $    8,138  $    7,569

Revenues                           $    2,969  $   2,855  $    8,393  $    7,899
Cost of sales                           2,097      2,004       5,899       5,532
Selling, general and
  administrative expenses                 599        581       1,713       1,620
Interest expense, net                      74         73         226         201
Earnings from continuing
  operations before income
  taxes                                   199        197         555         546
Provision for income taxes                 79         79         221         220

Net earnings from:
  Continuing operations                   120        118         334         326
  Discontinued operation                    -          -           -          11
Net earnings before
  extraordinary loss                      120        118         334         337
Extraordinary loss related to
  early extinguishment
  of debt                                   -          -          (4)          -

Net Earnings                       $      120  $     118  $      330  $      337

Primary earnings per share:
Continuing operations              $      .50  $     .45  $     1.37  $     1.25
Discontinued operation                      -          -           -         .05
Extraordinary loss                          -          -        (.01)          -
Primary Earnings per Share         $      .50  $     .45  $     1.36  $     1.30

Fully diluted earnings
  per share:
Continuing operations              $      .48  $     .44  $     1.32  $     1.21
Discontinued operation                      -          -           -         .04
Extraordinary loss                          -          -        (.01)          -
Fully Diluted Earnings
  per Share                        $      .48  $     .44  $     1.31  $     1.25

Dividends Paid per
  Common Share                     $      .30  $     .29  $      .90  $  .86-1/2

Primary Average Shares
  Outstanding and
   Equivalents                          233.1      250.1       234.2       250.8

Fully Diluted Average Shares
  Outstanding and
   Equivalents                          248.3      264.5       249.9       265.3

            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                    39 Weeks Ended
                                                          Nov. 1,     Nov. 2,
                                                           1997        1996
Operating Activities:
  Net earnings and depreciation/amortization           $      634   $      585
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                    142           88
  Other assets and liabilities, net                            30           (9)

                                                              806          664

Investing Activities:
  Net additions to property and equipment                    (349)        (461)

Financing Activities:
  Net issuances of notes payable                              327            -
  Net issuances (repayments) of long-term debt               (334)         260
  Net acquisitions of treasury stock                         (305)        (237)
  Dividend payments, net of tax benefit                      (224)        (242)

                                                             (536)        (219)


Decrease in Cash and Cash Equivalents                  $      (79)  $      (16)

Noncash financing activities for the 39 weeks ended November 2, 1996 include the distribution of $764 million of equity in the spin-off of Payless ShoeSource, Inc. and the acquisition of the former Strawbridge & Clothier stores for shares of May valued at $192 million and the assumption of $255 million of debt and certain other liabilities.



Cash paid during the period:

  Interest                                               $      240   $      206
  Income Taxes                                                  356          316




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the third quarter was $4 million in 1997 compared with no provision in 1996. The year-to-date LIFO provision was $20 million in 1997 and $16 million in 1996.

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

                                  November 1,      November 2,     February 1,
                                     1997             1996            1997

Balance Sheet

   Current assets                  $  5,216         $  5,466        $  5,035
   Noncurrent assets                  6,380            5,575           5,970
   Current liabilities                2,665            2,375           1,959
   Noncurrent liabilities             7,369            7,669           7,673

                                 13 Weeks Ended           39 Weeks Ended
                                Nov. 1,      Nov. 2,     Nov. 1,       Nov. 2,
                                 1997         1996        1997          1996

Statement of Earnings

   Revenues                      2,969       2,855        8,393          7,899
   Cost of sales                 2,097       2,004        5,899          5,532
   Earnings from
    continuing operations
    before extraordinary
    item                            74          78          193            285
   Net earnings                     74          78          189            285

Impact of New Accounting Pronouncement. In February, 1997 Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued which will change the computation of earnings per share (EPS) as well as the disclosures required. This pronouncement is effective for interim and annual reporting periods ending after December 15, 1997. Early application is not permitted. Registrant, however, does not expect this pronouncement to have a material effect on its earnings per share amounts when it is adopted. Application of SFAS No. 128 to the third quarter of 1997 and year-to-date 1997 would have resulted in basic EPS and diluted EPS amounts equal to the primary and fully diluted earnings per share amounts computed under APB Opinion No. 15, the current standard.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

A summary of key financial information reflecting the completion of the spin-off of Payless in all periods indicated is as follows:

                                              Nov. 1,      Nov. 2,      Feb. 1,
                                               1997         1996         1997

Current Ratio                                   2.0          2.4          2.6
Debt-Capitalization Ratio                        49%          48%          48%
Fixed Charge Coverage*                          3.9x         4.0x         4.1x

 * Fixed charge coverage, which is presented for the trailing 52 weeks ended November 1, 1997, February 1, 1997, and November 2, 1996, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, total rent expense and the pretax equivalent of dividends on redeemable stock.

Registrant's third quarter 1997 current ratio decreased as compared with year-end 1996 and third quarter 1996 primarily due to an increase in notes payable to fund seasonal working capital requirements and a decrease in accounts receivable resulting from both the seasonal nature of registrant's business and a decreased rate of use of its proprietary credit cards. The impact of the increase in merchandise inventories was offset by a corresponding increase in accounts payable.

The third quarter 1997 debt-capitalization ratio increased slightly over both the year-end 1996 and third quarter 1996 principally due to the decrease in shareowners' equity resulting from registrant's common stock repurchase programs.

Registrant's fixed charge coverage ratio for the 52 weeks ended November 1, 1997 decreased slightly as compared with the 52 week periods ended November 2, 1996 and February 1, 1997 due primarily to an increase in interest expense, partially offset by an increased level of earnings. The increase in interest expense for the 52 week periods ended November 1, 1997 and February 1, 1997 was due to higher average debt balances related to 1996 borrowings to finance registrant's $600 million common stock repurchase program and common stock repurchases for shares issued to acquire certain assets of Strawbridge & Clothier, and debt assumed in the Strawbridge & Clothier transaction.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

               Third Quarter                           First Nine Months
                          Store-for-                             Store-for-
         Total               Store                 Total            Store
          5.3%                  3.1%                7.5%               3.2%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include finance charge revenues and all sales from all stores operating during the period.

                                        Third Quarter        First Nine Months
                                        1997     1996          1997      1996

Cost of sales                           70.6%    70.2%         70.3%     70.0%
Selling, general and
  administrative expenses               20.2     20.4          20.4      20.5
Interest expense, net                    2.5      2.5           2.7       2.6

Earnings before income taxes             6.7%     6.9%          6.6%      6.9%

Effective income tax rate               39.6%    40.0%         39.9%     40.4%

Net Earnings                             4.0%     4.1%          4.0%      4.1%

Cost of sales was $2,097 million in the 1997 third quarter, up 4.7% from $2,004 million in the 1996 third quarter. For the first nine months of 1997, cost of sales was $5,899 million, a 6.6% increase from $5,532 million in the 1996 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales increased 0.4% and 0.3% for the third quarter and first nine months of 1997, respectively. The impact of a decrease in the finance charge component of revenues, a higher 1997 LIFO provision and a deterioration in gross margin was partially offset by efficiencies in buying and occupancy costs. The finance charge component of revenues decreased 9.5% and 4.5% in the third quarter and first nine months of 1997, respectively, with no corresponding decrease in cost of sales. The LIFO charge for the 1997 third quarter was $4 million compared with no charge in 1996. The LIFO charge for the first nine months of 1997 was $20 million compared with $16 million for 1996.

Selling, general and administrative expenses were $599 million in the 1997 third quarter, compared with $581 million in the 1996 third quarter, a 3.0% increase. For the first nine months of 1997, selling, general and administrative expenses were $1,713 million compared with $1,620 million in the 1996 period, a 5.7% increase. The increases are primarily related to higher sales. Selling, general and administrative expenses, as a percent of revenues, decreased 0.2% and 0.1% for the 1997 third quarter and first nine months, respectively, due primarily to a decrease in credit expense partially offset by higher payroll costs.

Net interest expense for the third quarter and first nine months of 1997 and 1996 was as follows (millions):

                                       Third Quarter           First Nine Months

                                       1997     1996           1997       1996

Interest expense                       $  79    $  82          $ 244     $ 223
Interest income                           (2)      (5)            (8)      (12)
Capitalized interest                      (3)      (4)           (10)      (10)
  Net Interest Expense                 $  74    $  73          $ 226     $ 201

Interest expense decreased in the 1997 third quarter due to lower average debt balances resulting principally from debt repayments of $300 million during the first six months of 1997 partially offset by an increase in notes payable. Interest expense increased in the first nine months of 1997 due to increased average debt balances related to 1996 borrowings to finance registrant's common stock purchases, including the purchase of the number of shares issued to acquire certain assets of Strawbridge & Clothier and debt assumed in the Strawbridge & Clothier transaction.

The 1997 third quarter and first nine months effective income tax rates decreased as registrant realized a benefit from its 1996 second quarter reincorporation in the state of Delaware.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                          Nov. 1,       Nov 2,
                                                           1997          1996

   Net retail sales                                     $   12,115    $   11,168

   Revenues                                             $   12,494    $   11,629

   Net earnings                                         $      757    $      722

   Fully diluted earnings per share                     $     2.93    $     2.69


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

Item 4 - Submission of Matters to a Vote of Security Holders - None

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

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)



Date:  December 11, 1997



                                             John L. Dunham
                                      Executive Vice President and
                                         Chief Financial Officer