Form 10-K405
period 1998-01-31
MAY DEPARTMENT STORES CO
filed 1998-04-22
CIK 63416

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1998
                                        OR
[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of registrant's common stock held by non-
affiliates as of April 4, 1998:  $14,597,271,446

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
230,856,689 shares of common stock, $.50 par value, as of April 4, 1998.

Documents incorporated by reference:
1. Portions of Registrant's 1997 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of Registrant's 1998 Proxy Statement, dated April 22, 1998, are incorporated into Part III.

                                      PART I

Items 1 and 2.  Business and Description of Property

Registrant, a corporation organized under the laws of the State of Delaware in 1976, became the successor to The May Department Stores Company, a New York corporation (May NY) in a reincorporation from New York to Delaware pursuant to a statutory share exchange accomplished in 1996. As a result of the share exchange, May NY became a wholly owned subsidiary of registrant. May NY was organized under the laws of the State of New York in 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877.

Registrant operates eight quality regional department store companies nationwide under ten trade names. At fiscal year-end 1997, registrant operated 369 department stores in 30 states and the District of Columbia. The department store companies and the markets served are shown in the table below.

 Store Company                             Markets Served
Lord & Taylor                26 markets including New York City, Chicago,
                             Boston, Washington, D.C., Detroit, Dallas/Fort
                             Worth, Atlanta and Miami

Hecht's and                  18 markets including Washington, D.C.,
Strawbridge's                Philadelphia (Strawbridge's), Baltimore,
                             Norfolk, and Richmond

Foley's 17 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, and Oklahoma City

Robinsons-May                10 markets, including Los Angeles, San Diego,
                             Anaheim, Phoenix, and San Bernardino

Kaufmann's                   20 markets, including Pittsburgh, Cleveland,
                             Buffalo, Rochester, Akron and Syracuse

Filene's 13 markets, including Boston, Stamford, Hartford, Providence, R.I., and Albany

Famous-Barr and              15 markets, including St. Louis, Indianapolis
L.S. Ayres                   (L.S. Ayres), Fort Wayne and South Bend

Meier & Frank                Four markets: Portland/Vancouver, Salem,
                             Eugene and Medford

Registrant employs approximately 56,000 full-time and 60,000 part-time associates in 30 states, the District of Columbia and eight offices overseas.

Management's Discussion and Analysis (pages 12-16) of registrant's 1997 Annual Report to Shareowners is incorporated herein by reference.

A.  Property Ownership

    The following summarizes the property ownership of department stores at January 31, 1998:
                                                               % of Gross
                                               Number of        Building
                                                Stores         Sq. Footage

      Entirely or mostly owned*                    208               60%
      Entirely or mostly leased                     95               25
      Owned on leased land*                         66               15
                                                   369              100%

      * Includes a total of 19 department stores subject to financing.

B.  Credit Sales

Sales at registrant's department stores are made for cash or credit, including registrant's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended January 31, 1998, 45.6% of the total revenues of registrant's department stores were made through registrant's credit plans.

In 1991, registrant formed May National Bank of Arizona (MBA) and
May National Bank of Ohio (MBO), which are indirectly wholly owned and consolidated subsidiaries of registrant.

During fiscal 1997, MBA and MBO extended credit to customers of registrant's Lord & Taylor, Hecht's, Strawbridge's, Robinsons-May, Kaufmann's, Famous-Barr, L.S. Ayres and Meier & Frank department stores companies. Throughout 1997, MBA and MBO sold the resulting accounts receivables at face value, to May NY. In addition, MBA and MBO process remittances for their parent, Grande Levee, Inc. (formerly May Funding, Inc.), and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C.  Competition in Retail Merchandising

Registrant's retail merchandising business is conducted under highly competitive conditions. Although registrant is one of the nation's largest department store retailers, it has numerous competitors at the local level which compete with registrant's individual department stores. Competition at the local level is characterized by many factors including convenience of facilities, reputation, procurement of merchandise, product mix, advertising, price, quality, service and credit availability. Registrant believes that it is in a strong competitive position with regard to each of these factors.

D.  Executive Officers of Registrant

The names and ages (as of April 22, 1998) of all executive officers of registrant, and the positions and offices held with registrant by each such person are as follows:

         Name             Age                  Positions and Offices

David C. Farrell          64    Chairman and Chief Executive Officer
Jerome T. Loeb            57    President
Eugene S. Kahn            48    Executive Vice Chairman
Anthony J. Torcasio       52    Vice Chairman; and Chief Executive
                                  Officer, May Merchandising Company
John L. Dunham            51    Executive Vice President and Chief
                                  Financial Officer
Louis J. Garr, Jr.        58    Executive Vice President and General
                                  Counsel
R. Dean Wolfe             54    Executive Vice President
William D. Edkins         45    Senior Vice President
Lonny J. Jay              56    Senior Vice President
Jan R. Kniffen            49    Senior Vice President
Richard A. Brickson       50    Secretary and Senior Counsel
Martin M. Doerr           43    Vice President
Michael G. Culhane        35    Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of registrant, or until their respective successors shall have been elected and shall qualify. Mr. Richard
L. Battram, executive vice chairman, retired on July 31, 1997. At that time Mr. Kahn was appointed executive vice chairman and Mr. Torcasio was appointed vice chairman. Mr. Farrell will retire as an officer and director on April 30, 1998. At that time Mr. Kahn will become president and chief executive officer and Mr. Loeb will become chairman of the board. On December 3, 1997, Mr. Dunham and Mr. Wolfe became members of registrant's Board of Directors. Messrs. Farrell, Loeb, Kahn and Torcasio are also directors of registrant.

Each of the executive officers has been an officer of registrant for at least the last five years, with the following exceptions:
Mr. Kahn served as president of the former G. Fox department store company from 1990 to 1992 and as president and chief executive officer of Filene's from 1992 to March, 1996 when he became vice chairman. Mr. Torcasio served as president and chief executive officer of Famous-Barr from 1991 to 1993 when he became chief executive officer of May Merchandising Company and became an executive officer of registrant. Mr. Dunham served as chairman of the former G. Fox department store company from 1989 to 1993 and as chairman of May Merchandising Company from 1993 to May, 1996 when he became an executive officer of registrant. Mr. Doerr was associated with the public accounting firm of Arthur Andersen LLP from 1976 to 1992 and became an executive officer of registrant in 1994. Mr. Culhane was associated with the public accounting firm of Arthur Andersen LLP from 1984 to 1997 and became an executive officer of registrant in 1998.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 1998.


                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareowner Matters

Common Stock Dividends and Market Prices (page 16) of registrant's 1997 Annual Report to Shareowners are incorporated herein by reference.


Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 28 and 29) of registrant's 1997 Annual Report to Shareowners is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 12-16) and Notes to
Consolidated Financial Statements (pages 21-27) of registrant's
1997 Annual Report to Shareowners are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements (pages 17-20),  Notes to
Consolidated Financial Statements (pages 21-27) and Report of
Independent Public Accountants (page 30) of registrant's 1997
Annual Report to Shareowners are incorporated herein by reference.

QUARTERLY RESULTS (Unaudited)

Quarterly results are determined in accordance with the annual accounting policies and include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(millions, except
 per share)                                    Quarter                    1997
                                 First    Second     Third    Fourth      Year

Revenues                      $  2,675  $  2,749  $  2,969  $  4,292  $  12,685

Cost of sales                 $  1,881  $  1,921  $  2,097  $  2,833  $   8,732

Net Earnings:
Continuing operations         $     98  $    116  $    120  $    445  $     779
Discontinued operation               -         -         -         -          -
Before extraordinary loss           98       116       120       445        779
Extraordinary loss
 related to early
 extinguishment
 of debt                            (4)        -         -         -         (4)

Net Earnings                  $     94  $    116  $    120  $    445  $     775

Basic earnings
 per share:
Continuing operations         $   0.39  $   0.48  $   0.50  $   1.90  $    3.27
Discontinued operation               -         -         -         -          -
Before extraordinary loss         0.39      0.48      0.50      1.90       3.27
Extraordinary loss
 related to early
 extinguishment
 of debt                         (0.01)        -         -         -      (0.01)

Basic earnings
 per share                    $   0.38  $   0.48  $   0.50  $   1.90  $    3.26

Diluted earnings
 per share:
Continuing operations         $   0.38  $   0.46  $   0.48  $   1.79  $    3.11
Discontinued operation               -         -         -         -          -
Before extraordinary loss         0.38      0.46      0.48      1.79       3.11
Extraordinary loss
 related to early
 extinguishment
 of debt                         (0.01)        -         -         -      (0.01)

Diluted Earnings
  Per Share                   $   0.37  $   0.46  $   0.48  $   1.79  $    3.10

(millions, except
 per share)                                      Quarter                  1996
                                 First    Second     Third    Fourth      Year

Revenues                      $  2,511  $  2,533  $  2,855  $  4,101  $  12,000

Cost of sales                 $  1,755  $  1,773  $  2,004  $  2,694  $   8,226

Net Earnings:
Continuing operations         $     98  $    110  $    118  $    423  $     749
Discontinued operation              11         -         -         -         11
Before extraordinary loss          109       110       118       423        760
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -        (5)        (5)

Net Earnings                  $    109  $    110  $    118  $    418  $     755

Basic earnings
 per share:
Continuing operations         $   0.37  $   0.42  $   0.46  $   1.70  $    2.95
Discontinued operation            0.05         -         -         -       0.05
Before extraordinary loss         0.42      0.42      0.46      1.70       3.00
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -     (0.02)     (0.02)

Basic earnings
  per share                   $   0.42  $   0.42  $   0.46  $   1.68  $    2.98

Diluted earnings
  per share:
Continuing operations         $   0.36  $   0.41  $   0.44  $   1.61  $    2.82
Discontinued operation            0.05         -         -     (0.01)      0.04
Before extraordinary loss         0.41      0.41      0.44      1.60       2.86
Extraordinary loss
 related to early
 extinguishment
 of debt                             -         -         -     (0.02)     (0.02)

Diluted Earnings
  Per Share                   $   0.41  $   0.41  $   0.44  $   1.58  $    2.84

SUMMARIZED FINANCIAL INFORMATION - THE MAY DEPARTMENT STORES COMPANY, NEW YORK. Summarized financial information of The May Department Stores Company, New York, is set forth below for 1997 and 1996. Corresponding statement of earnings information for fiscal year 1995 is not included below as amounts reflected in the respective consolidated financial statements reflect information for The May Department Stores Company, New York.

                                         January 31,           February 1,
                                            1998                  1997

Financial Position

   Current assets                          $  4,878           $    5,035
   Noncurrent assets                          5,048                5,970
   Current liabilities                        1,894                1,914
   Noncurrent liabilities                     7,437                7,718


                                            52 Weeks Ended
                                        Jan. 31,        Feb. 1,
                                          1998           1997

Operating Results

   Revenues                            $ 12,685       $ 12,000
   Cost of sales                          8,732          8,226
   Net earnings from
     continuing operations
     before extraordinary
     loss                                   591            662
   Net earnings                             587            657


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

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of registrant) is incorporated by reference from the definitive proxy statement dated April 22, 1998, and filed pursuant to Regulation 14A. Information about executive officers of registrant is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)   Documents filed as part of this report:
      (1)   Financial Statements.  Incorporated by reference to
            registrant's 1997 Annual Report to Shareowners (Exhibit
            13):
                                                                     Page in
                                                                  Annual Report
            Financial Statements-
              Consolidated Statement of Earnings for
                  the three fiscal years ended
                  January 31, 1998                                        17
              Consolidated Balance Sheet -
                  January 31, 1998, and February 1, 1997                  18
              Consolidated Statement of Cash Flows
                  for the three fiscal years ended
                  January 31, 1998                                        19
              Consolidated Statement of Shareowners'
                  Equity for the three fiscal years
                  ended January 31, 1998                                  20
            Notes to Consolidated Financial Statements                  21-27
            Report of Independent Public Accountants                      30

                                                                     Page in
                                                                   this Report
      (2)   Supplemental Financial Statement
            Schedule (for the three fiscal years
            ended January 31, 1998):

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

            3(b)   By-Laws of Registrant, as amended              Incorporated
                                                                  by Reference
                                                                  to Exhibit 3
                                                                  (ii) of Form
                                                                  10-Q, filed
                                                                  December 10,
                                                                  1996.

            11     Computation of Net Earnings                    Filed
                   Per Share                                      herewith.

            12     Computation of Ratio of                        Filed
                   Earnings to Fixed Charges                      herewith.

            13     The May Department Stores                      Filed
                   Company 1997 Annual Report to                  herewith.
                   Shareowners (only those portions
                   specifically incorporated by
                   reference shall be deemed filed
                   with the Commission)

            21     Subsidiaries of Registrant                     Filed
                                                                  herewith.

            23     Consent of Independent Public                  Page 13 of
                   Accountants                                    this Report.

            27     Financial Data Schedule                        Filed
                                                                  herewith.

            99     Form 11-K Annual Report of the                 Filed
                   Profit Sharing and Savings Plan                herewith.
                   of The May Department Stores
                   Company for the fiscal year ended
                   December 31, 1997

      (4)   Reports on Form 8-K

            None.

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


                                            THE MAY DEPARTMENT STORES COMPANY


Date:  April 22, 1998                       By:  /s/     John L. Dunham
                                                         John L. Dunham
                                                 Director, Executive Vice
                                                 President and Chief Financial
                                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


       Date                       Signature                         Title


                    Principal Executive Officer:


April 22, 1998      /s/        David C. Farrell            Director,
                               David C. Farrell            Chairman and Chief
                                                           Executive Officer


                    Principal Financial and
                      Accounting Officer:


April 22, 1998      /s/         John L. Dunham             Director,
                                John L. Dunham             Executive Vice
                                                           President and
                                                           Chief Financial
                                                           Officer

                    Directors:


April 22, 1998      /s/         Jerome T. Loeb             Director and
                                Jerome T. Loeb             President

       Date                       Signature                   Title


April 22, 1998      /s/         Eugene S. Kahn             Director and
                                Eugene S. Kahn             Executive Vice
                                                           Chairman


April 22, 1998      /s/       Anthony J. Torcasio          Director and Vice
                              Anthony J. Torcasio          Chairman; and
                                                           Chief Executive
                                                           Officer, May
                                                           Merchandising
                                                           Company


April 22, 1998      /s/          R. Dean Wolfe             Director and
                                 R. Dean Wolfe             Executive Vice
                                                           President


April 22, 1998      /s/        Helene L. Kaplan            Director
                               Helene L. Kaplan


April 22, 1998      /s/         Edward H. Meyer            Director
                                Edward H. Meyer


April 22, 1998      /s/        Russell E. Palmer           Director
                               Russell E. Palmer


April 22, 1998      /s/       Michael R. Quinlan           Director
                              Michael R. Quinlan


April 22, 1998      /s/       William P. Stiritz           Director
                              William P. Stiritz


April 22, 1998      /s/        Robert D. Storey            Director
                               Robert D. Storey


April 22, 1998      /s/      Murray L. Weidenbaum          Director
                             Murray L. Weidenbaum

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The
May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The Schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 11, 1998





                                                               Exhibit 23

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended January 31, 1998 into the Company's previously filed Registration Statements on Form S-3 (No. 333-11539 and 333-11539-01) and Form S-8
(No. 33-21415, 33-98045, 33-58985 and 333-00957).




ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 22, 1998

                                                                     SCHEDULE II

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE THREE FISCAL YEARS ENDED January 31, 1998

(Millions)

                                            Charges
                                           to costs
                                              and
                              Balance      expenses                      Balance
                             beginning     and other     Deductions      end of
                             of period    adjustments        (a)         period

FISCAL YEAR ENDED
   JANUARY 31, 1998
      Allowance for
         uncollectible
         accounts                $  104        $ 104          $ (112)      $  96

FISCAL YEAR ENDED
   FEBRUARY 1, 1997
      Allowance for
         uncollectible
         accounts                $   75        $ 134          $ (105)      $ 104

FISCAL YEAR ENDED
   FEBRUARY 3, 1996
      Allowance for
         uncollectible
         accounts                $   69        $  91          $  (85)      $  75


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $26 million in 1997 and 1996, and $24 million in 1995.

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


                                                                    Jurisdiction
                                                                      in which
                            Name                                     organized

  The May Department Stores Company                                 New York

  May Capital, Inc.                                                 Delaware

  Grande Levee, Inc. (formerly May Funding, Inc.)                   Nevada

  Leadville Insurance Company                                       Vermont