Form 10-Q
period 1998-05-02
MAY DEPARTMENT STORES CO
filed 1998-06-09
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended May 2, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
230,992,083 shares of common stock, $.50 par value, as of May 2, 1998.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                            May 2,        May 3,      Jan. 31,
ASSETS                                       1998          1997         1998

Current Assets:
   Cash and cash equivalents             $      282    $      109   $       199
   Accounts receivable, net                   1,877         2,060         2,164
   Merchandise inventories                    2,752         2,636         2,433
   Other current assets                          78           126            82
      Total Current Assets                    4,989         4,931         4,878

Property and Equipment, at cost               6,896         6,489         6,787
Accumulated Depreciation                     (2,657)       (2,304)       (2,563)
   Net Property and Equipment                 4,239         4,185         4,224

Goodwill                                        746           771           752
Other Assets                                     74            88            76

      Total Assets                       $   10,048    $    9,975   $     9,930


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                     $      248    $      361   $       233
   Accounts payable                           1,113         1,072           842
   Accrued expenses                             573           601           640
   Income taxes                                  58            58           151
      Total Current Liabilities               1,992         2,092         1,866

Long-term Debt                                3,470         3,722         3,512

Deferred Income Taxes                           458           413           449

Other Liabilities                               273           257           277

ESOP Preference Shares                          335           346           337

Unearned Compensation                          (297)         (314)         (320)

Shareowners' Equity                           3,817         3,459         3,809

      Total Liabilities and
          Shareowners' Equity            $   10,048    $    9,975   $     9,930


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)                                13 Weeks Ended
                                                           May 2,       May 3,
                                                            1998         1997

Net Retail Sales                                        $     2,732   $   2,573

Revenues                                                $     2,817   $   2,675
Cost of sales                                                 1,983       1,881
Selling, general and
   administrative expenses                                      584         555
Interest expense, net                                            67          76
Earnings before income taxes                                    183         163
Provision for income taxes                                       73          65

Net earnings before extraordinary loss                          110          98

Extraordinary loss related to early
   extinguishment of debt                                         -          (4)

Net Earnings                                            $       110   $      94

Basic earnings per share:
   Net earnings before extraordinary loss               $       .45   $     .39
   Extraordinary loss                                             -        (.01)

   Net Earnings                                         $       .45   $     .38

Diluted earnings per share:
   Net earnings before extraordinary loss               $       .44   $     .38
   Extraordinary loss                                             -        (.01)

   Net Earnings                                         $       .44   $     .37

Dividends paid per common share                         $   .31-3/4   $     .30

Weighted average shares outstanding:
   Basic                                                      231.1       235.5
   Diluted                                                    247.9       252.3






            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                  13 Weeks Ended
                                                          May 2,        May 3,
                                                           1998          1997
Operating Activities:
  Net earnings and
     depreciation/amortization                        $       211   $       194
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                     83           219
  Other assets and liabilities, net                             3            (1)

                                                              297           412

Investing Activities:
  Net additions to property and equipment                    (110)         (116)

                                                             (110)         (116)

Financing Activities:
  Net repayments of long-term debt                             (1)           (1)
  Net purchases of common stock                               (25)         (212)
  Dividend payments, net of tax benefit                       (78)          (76)

                                                             (104)         (289)

Increase in Cash and Cash Equivalents                 $        83   $         7




Cash paid during the period:

  Interest                                            $        76   $        83
  Income Taxes                                                146           127





            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 21-27) in the 1997 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 1998 and 1997.

Common Stock Repurchase Program. On February 11, 1998, registrant's board of directors authorized a common stock repurchase program of up to $650 million. Through the end of the 1998 first quarter, registrant repurchased approximately $50 million of common stock under this program. Such purchases are being made in the open market as market conditions and regulatory rules allow.

Extraordinary Item. During the first quarter of 1997, registrant recorded an extraordinary aftertax loss of $4 million ($5 million pretax) or $.01 per share, as it retired $100 million of 9.875% debentures due to mature June 1, 2017. The debentures were called effective June 6, 1997, and, accordingly, were classified as current maturities of long-term debt on the May 3, 1997 balance sheet.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information for The May
Department Stores Company, New York, is set forth below for 1998 and 1997.

                                              May 2,       Jan. 31,
                                               1998          1998
Financial Position

   Current assets                            $ 4,989       $  4,878
   Noncurrent assets                           5,113          5,048
   Current liabilities                         2,003          1,894
   Noncurrent liabilities                      7,400          7,437

                                                 13 Weeks Ended
                                              May 2,         May 3,
                                               1998          1997
Operating Results

   Revenues                                  $  2,817      $  2,675
   Cost of sales                                1,983         1,881
   Net earnings                                    63            45

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                             May 2,        May 3,      Jan. 31,
                                              1998          1997         1998

Current Ratio                                  2.5           2.4          2.6
Debt-Capitalization Ratio                       44%           49%          44%
Fixed Charge Coverage*                         4.2x          4.0x         4.1x

   * Fixed charge coverage, which is presented for the 52 weeks ended May 2, 1998, May 3, 1997 and January 31, 1998, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt and total rent expense.

Registrant's first quarter 1998 current ratio increased compared with first quarter 1997 primarily due to a decrease in current maturities of long-term debt. The current ratio impact of the merchandise inventory increase was offset by a corresponding accounts payable increase.

Registrant's first quarter 1998 current ratio decreased compared with year-end 1997 due to the seasonal nature of registrant's business.

The first quarter 1998 debt-capitalization ratio decreased from the first quarter 1997 due primarily to a $365 million reduction in long-term debt outstanding. This reduction was funded by cash flow from operations which was favorably impacted by lower accounts receivable levels.

Registrant's fixed charge coverage ratio for the 52 weeks ended May 2, 1998 increased slightly as compared with the 52 week periods ended May 3, 1997 and January 31, 1998 due primarily to increased earnings and decreased interest expense. Interest expense decreased due to lower average debt balances.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:
                                                             Store-for-
                                              Total             Store

      13 Weeks Ended May 2, 1998                6.2%              4.5%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of operating costs and expenses, as a percent of revenues, for the first quarter of 1998 and 1997. Revenues include all sales from all stores operating during the period and finance charge revenues of $82 million and $89 million in 1998 and 1997, respectively. Finance charge revenues have decreased 8.3% from 1997 due to increased use of third-party credit cards.
                                               1998           1997

   Revenues                                     100.0%         100.0%
   Cost of sales                                 70.4           70.3
   Selling, general and
     administrative expenses                     20.7           20.8
   Interest expense, net                          2.4            2.8

   Earnings before income taxes                   6.5            6.1

   Provision for income taxes                    40.0*          40.0*

   Net Earnings                                   3.9%           3.7%


   *-Percent represents effective income tax rate.



Cost of sales was $1,983 million in the 1998 first quarter, up 5.4% from $1,881 million in the 1997 first quarter. The overall increase is primarily related to higher sales volume. As a percent of revenues (which includes finance charge revenue), cost of sales increased 0.1% from the first quarter of 1997. This rate increase was comprised of a 0.3% increase resulting from a decrease in finance charge revenues with no corresponding decrease in cost of sales and a small deterioration in gross margin which were partially offset by a decrease in buying costs.

Selling, general and administrative expenses were $584 million in the 1998 first quarter, compared with $555 million in the 1997 first quarter, a 5.3% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses, as a percent of revenues, decreased 0.1% for the first quarter of 1998 as compared with 1997 mainly due to a decrease in bad debt expense related to lower delinquency and charge-off rates combined with decreased use of registrant's proprietary credit cards.

Net interest expense for the first quarter 1998 and 1997 was as follows (millions):
                                                 1998           1997

   Interest expense                            $   76          $  83
   Interest income                                 (6)            (4)
   Capitalized interest                            (3)            (3)
      Net Interest Expense                     $   67          $  76

Net interest expense decreased in the 1998 first quarter due to lower average long-term debt outstanding and higher average cash equivalents. The higher average cash equivalents resulted primarily from lower accounts receivable levels due to decreased use of registrant's proprietary credit cards. As a percent of revenues, net interest expense for the first quarter of 1998 decreased 0.4% from the first quarter of 1997.

Operating results for the trailing years were as follows (millions, except per share):
                                                           52 Weeks Ended
                                                        May 2,         May 3,
                                                         1998           1997

 Net retail sales                                    $    12,490     $    11,708
 Revenues                                            $    12,827     $    12,164
 Net earnings                                        $       791     $       749
 Diluted earnings per share                          $      3.17     $      2.84

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)   Exhibits

       (3)    -  By-Laws of Registrant, as amended
       (11)   -  Computation of Net Earnings Per Share
       (12)   -  Computation of Ratio of Earnings to Fixed Charges
       (27)   -  Financial Data Schedule

 (b)   Reports on Form 8-K

       A report dated February 12, 1998 which contained a press release announcing registrant's annual results which included Condensed Consolidated Results of Operations (for the fiscal year and fourth quarter) a Condensed Consolidated Balance Sheet and Notes to Condensed Consolidated Financial Information as of and for the fiscal quarter and years ending January 31, 1998 and February 1, 1997.

       A report dated March 20, 1998 which contained a press release announcing registrant's declaration of a new quarterly dividend and the date of the annual meeting of shareowners.

       A report dated April 22, 1998, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MAY DEPARTMENT STORES COMPANY
                                                       (Registrant)




Date:  June 9, 1998                     /s/           John L. Dunham
                                                      John L. Dunham
                                               Executive Vice President and
                                                  Chief Financial Officer