Form 10-Q
period 1998-08-01
MAY DEPARTMENT STORES CO
filed 1998-09-08
CIK 63416

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

(Mark one)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended August 1, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
231,722,854 shares of common stock, $0.50 par value, as of August
1, 1998.

                             PART 1 - FINANCIAL INFORMATION
                              ITEM 1 - FINANCIAL STATEMENTS
                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Unaudited)

(Millions)
                                           August 1,     August 2,    Jan. 31,
ASSETS                                       1998          1997         1998

Current Assets:
   Cash and cash equivalents              $      338   $       26    $      199
   Accounts receivable, net                    1,764        1,901         2,164
   Merchandise inventories                     2,575        2,553         2,433
   Other current assets                           71          131            82
      Total Current Assets                     4,748        4,611         4,878

Property and Equipment, at cost                7,066        6,600         6,787
Accumulated Depreciation                      (2,756)      (2,398)       (2,563)
   Net Property and Equipment                  4,310        4,202         4,224

Goodwill                                         740          773           752
Other Assets                                      71           86            76

      Total Assets                        $    9,869   $    9,672    $    9,930


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
      maturities of long-term debt        $       48   $      394    $      233
   Accounts payable                              965          959           842
   Accrued expenses                              692          639           640
   Income taxes                                   22           24           151
      Total Current Liabilities                1,727        2,016         1,866

Long-term Debt                                 3,469        3,521         3,512

Deferred Income Taxes                            461          417           449

Other Liabilities                                279          267           277

ESOP Preference Shares                           333          343           337

Unearned Compensation                           (300)        (317)         (320)

Shareowners' Equity                            3,900        3,425         3,809

      Total Liabilities and
        Shareowners' Equity               $    9,869   $    9,672    $    9,930


               The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                       (Unaudited)

(Millions, except per share)        13 Weeks Ended          26 Weeks Ended
                                  Aug. 1,     Aug. 2,     Aug. 1,       Aug. 2,
                                   1998        1997        1998          1997

Net Retail Sales               $     2,818  $    2,662 $     5,550   $    5,234

Revenues                       $     2,889  $    2,749 $     5,706   $    5,424
Cost of sales                        2,019       1,921       4,002        3,802
Selling, general and
  administrative expenses              587         559       1,171        1,114
Interest expense, net                   65          76         132          152
Earnings before income taxes           218         193         401          356
Provision for income taxes              87          77         160          142

Net earnings before
  extraordinary loss                   131         116         241          214
Extraordinary loss related to
  early extinguishment
  of debt                                -           -           -           (4)

Net Earnings                   $       131  $      116 $       241   $      210

Basic earnings per share:
Net earnings before
  extraordinary loss                   .55         .48        1.00          .87
Extraordinary loss                       -           -           -         (.01)
Net Earnings                   $       .55  $      .48 $      1.00   $      .86

Diluted earnings per share:
Net earnings before
  extraordinary loss                   .53         .46         .97          .84
Extraordinary loss                       -           -           -         (.01)
Net Earnings                   $       .53  $      .46 $       .97   $      .83

Dividends Paid per
  Common Share                 $   .31-3/4  $      .30 $   .63-1/2   $      .60

Weighted average shares
  outstanding:
  Basic                              231.4       231.3       231.2        233.4
  Diluted                            248.1       248.1       248.0        250.1










               The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

(Millions)                                                  26 Weeks Ended
                                                          Aug. 1,      Aug. 2,
                                                           1998         1997
Operating Activities:
  Net earnings and depreciation/amortization           $      449    $      407
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                    316           347
  Other assets and liabilities, net                            14            15

                                                              779           769

Investing Activities:
  Net additions to property and equipment                    (282)         (236)

Financing Activities:
  Net issuances of notes payable                                -           136
  Net repayments of long-term debt                           (202)         (305)
  Net acquisitions of treasury stock                            -          (290)
  Dividend payments, net of tax benefit                      (156)         (150)

                                                             (358)         (609)

Increase (Decrease) in Cash and Cash
  Equivalents                                          $      139    $      (76)



Cash paid during the period:

  Interest                                             $      121    $      150
  Income Taxes                                                242           238




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 1998 and 1997. The year-to-date LIFO provision was $16 million in 1998 and 1997.

Acquisition. On August 3, 1998, registrant agreed to purchase 11 former Mercantile stores from Dillard's. The transaction, which is expected to close in September, will be accounted for as a purchase and will not have a material impact on the registrant's financial statements.

Common Stock Repurchase Programs. On August 3, 1998, registrant reduced its $650 million common stock repurchase program, announced in February 1998, to $500 million. As of August 1, 1998, registrant has repurchased approximately $51 million of common stock, or approximately 0.8 million shares at an average price of $64 per share, under the program.

Extraordinary Item. During the first quarter of 1997, registrant recorded an extraordinary aftertax loss of $4 million ($5 million pretax), or $.01 per share, as it retired $100 million of 9.875% debentures due to mature June 1, 2017.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information of The May
Department Stores Company, New York, is set forth below (millions).

                                      August 1,        January 31,
                                        1998              1998
Financial Position

   Current assets                    $   4,749         $   4,878
   Noncurrent assets                     5,203             5,048
   Current liabilities                   1,757             1,894
   Noncurrent liabilities                7,409             7,437

                                  August 1, 1998               August 2, 1997
                             13 Weeks      26 Weeks       13 Weeks      26 Weeks
                               Ended         Ended          Ended         Ended
Operating Results

   Revenues                 $  2,889      $  5,706        $  2,749     $   5,424
   Cost of sales               2,019         4,002           1,921         3,802
   Net earnings                   84           147              79           124

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).


                                                  13 Weeks Ended
                                   August 1, 1998                 August 2, 1997
                           Earnings     Shares     EPS    Earnings     Shares      EPS
Net earnings               $    131                       $     116
ESOP preference
  shares' dividends              (4)                             (4)

Basic EPS                       127       231.4  $  0.55        112      231.3   $  0.48

ESOP preference
  shares                          3        14.8                   3       15.3
Assumed exercise of
  options (treasury
  stock method)                   -         1.9                   -        1.5

Diluted EPS                $    130       248.1  $  0.53  $     115      248.1   $  0.46


                                                  26 Weeks Ended
                                   August 1, 1998                 August 2, 1997
                           Earnings     Shares     EPS    Earnings     Shares      EPS
Net earnings               $    241                       $     214
ESOP preference
  shares' dividends              (9)                             (9)

Basic EPS                       232       231.2  $  1.00        205      233.4   $  0.87

ESOP preference
  shares                          7        14.9                   7       15.4
Assumed exercise of
  options (treasury
  stock method)                   -         1.9                   -        1.3

Diluted EPS                $    239       248.0  $  0.97  $     212      250.1   $  0.84


Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                           Aug. 1,       Aug. 2,      Jan. 31,
                                            1998          1997          1998

Current Ratio                                  2.7           2.3           2.6
Debt-Capitalization Ratio                       43%           48%           44%
Fixed Charge Coverage*                         4.3x          3.9x          4.1x

 * Fixed charge coverage, which is presented for the trailing 52 weeks ended August 1, 1998, January 31, 1998, and August 2, 1997, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.
                                            6

Registrant's second quarter 1998 current ratio increased as compared with second quarter 1997 primarily due to a decrease in notes payable and current maturities of long-term debt.

Registrant's second quarter 1998 current ratio increased compared with year-end 1997 due mainly to decreases in notes payable and current maturities of long-term debt which more than offset the seasonal decrease in accounts receivable.

The second quarter 1998 debt-capitalization ratio decreased from the second quarter of 1997 due primarily to a $398 million reduction in notes payable and long-term debt outstanding. This reduction was funded by cash flow from operations which was favorably impacted by lower accounts receivable levels.

The registrants' fixed charge coverage ratio for the 52 weeks ended August 1, 1998 increased as compared with the 52 week periods ended August 2, 1997 and January 31, 1998 due primarily to increased earnings and a decrease in net interest expense. The decrease in net interest expense for the 52 weeks ended August 1, 1998 was a result of lower average debt balances and higher cash equivalent balances.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

               Second Quarter                              First Six Months
                           Store-for-                                 Store-for-
         Total                Store                    Total             Store
          5.8%                    4.3%                 6.0%                 4.4%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include finance charge revenues and all sales from all stores operating during the period.

                                        Second Quarter         First Six Months
                                        1998     1997           1998      1997

Cost of sales                           69.9%     69.9%         70.1%      70.1%
Selling, general and
  administrative expenses               20.3      20.3          20.5       20.5
Interest expense, net                    2.3       2.8           2.4        2.8

Earnings before income taxes             7.5       7.0           7.0        6.6

Provision for income taxes              40.0*     40.0*         40.0*      40.0*

Net Earnings                             4.5%      4.2%          4.2%       3.9%

* - Percent represents effective income tax rate.
                                            7

Cost of sales was $2,019 million in the 1998 second quarter, up 5.1% from $1,921 million in the 1997 second quarter. For the first six months of 1998, cost of sales was $4,002 million, a 5.2% increase from $3,802 million in the 1997 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales remained constant in comparison to both the second quarter and first six months of 1997. A small deterioration in gross margin, resulting from the impact of a decrease in the finance charge component of revenues, was offset by an improvement in buying and occupancy expenses. The finance charge component of revenues decreased 7.3% for the second quarter and 7.8% for the first six months with no corresponding decrease in cost of sales. For the second quarter and first six months of each year, the LIFO charge was $8 million and $16 million, respectively.

Selling, general and administrative expenses were $587 million in the 1998 second quarter, compared with $559 million in the 1997 second quarter, a 5.0% increase. For the first six months of 1998, selling, general and administrative expenses were $1,171 million compared with $1,114 million in the 1997 period, a 5.1% increase. The increases are primarily related to higher sales. Selling, general and administrative expenses, as a percent of revenues, remained constant for both the second quarter and first six months of 1998 as compared with 1997. A decrease in bad debt expense related to lower delinquency and charge-off rates combined with decreased use of registrant's proprietary credit cards was offset by increases in retirement and profit sharing expense and other selling, general and administrative expenses.

Net interest expense for the second quarter and first six months of 1998 and 1997 was as follows (millions):

                                       Second Quarter          First Six Months
                                       1998      1997            1998      1997

Interest expense                      $  73    $   81          $  149     $ 165
Interest income                          (4)       (2)            (11)       (6)
Capitalized interest                     (4)       (3)             (6)       (7)
  Net Interest Expense                $  65    $   76          $  132     $ 152

Net interest expense decreased in the 1998 second quarter and first six months due to decreased average debt balances and increased average cash equivalent balances. As a percent of revenues, net interest expense decreased 0.5% for the second quarter and 0.4% for the first six months.

Operating results for the trailing years were as follows (millions, except per share):
                                                            52 Weeks Ended
                                                        Aug. 1,        Aug. 2,
                                                         1998           1997

   Net retail sales                                   $   12,646     $   11,948

   Revenues                                           $   12,967     $   12,380

   Net earnings                                       $      806     $      755

   Fully diluted earnings per share                   $     3.24     $     2.89


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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareowners of registrant was held on May 22, 1998.

   (b) At the annual meeting of shareowners of registrant held on May 22, 1998, action was taken with respect to:

          (i)     the election of six directors of registrant;
                                                                       Authority
                                                      For              Withheld

                  John L. Dunham                  204,350,586          2,280,069
                  Eugene S. Kahn                  204,347,786          2,282,869
                  Helene L. Kaplan                204,329,929          2,300,726
                  Edward H. Meyer                 204,083,410          2,547,245
                  Murray L. Weidenbaum            204,102,591          2,528,064
                  R. Dean Wolfe                   204,314,939          2,315,716

          (ii) a ratification of the appointment of Arthur Andersen LLP as independent auditors (205,720,539 votes in favor, 543,552 votes against and 366,564 votes abstained);

          (iii) a proposal relating to a classified Board of Directors (76,828,030 votes in favor, 111,916,346 votes against, 2,406,072 votes abstained and 15,480,207 not voted);

          All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 22, 1998, filed with the Commission pursuant to Rule 12b-23 (b).

Item 5 - Other Information

          With respect to registrant's 1999 annual meeting of shareowners, in order for a shareowner proposal not submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be timely within the meaning of Rule 14a-4(c) of the Exchange Act, such proposal must be submitted not later than February 21, 1999. In order for such a proposal to be timely under registrant's by-laws, it must be submitted not later than February 21, 1999 and not earlier than February 6, 1999.

Item 6 - Exhibits and Reports on Form 8-K

   (a)    Exhibits

          (3)     - By-Laws of Registrant, as amended
          (12)    - Computation of Ratio of Earnings to Fixed Charges
          (27)    - Financial Data Schedule

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

                                  THE MAY DEPARTMENT STORES COMPANY
                                                 (Registrant)



Date:  September 8, 1998


                                                John L. Dunham
                                         Executive Vice President and
                                            Chief Financial Officer