Form 10-Q
period 1998-10-31
MAY DEPARTMENT STORES CO
filed 1998-12-08
CIK 63416

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

(Mark one)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 31, 1998

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


Indicate by check mark whether May (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
223,615,619 shares of common stock, $0.50 par value, as of October
31, 1998.

                             PART 1 - FINANCIAL INFORMATION
                              ITEM 1 - FINANCIAL STATEMENTS
                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Unaudited)

(Millions)
                                            Oct. 31,      Nov. 1,      Jan. 31,
ASSETS                                        1998         1997          1998

Current Assets:
   Cash and cash equivalents              $       32   $       23    $      199
   Accounts receivable, net                    1,856        1,957         2,164
   Merchandise inventories                     3,300        3,102         2,433
   Other current assets                           99          135            82
      Total Current Assets                     5,287        5,217         4,878

Property and Equipment, at cost                7,125        6,720         6,787
Accumulated Depreciation                      (2,646)      (2,495)       (2,563)
   Net Property and Equipment                  4,479        4,225         4,224

Goodwill and other assets                      1,054          839           828


      Total Assets                        $   10,820   $   10,281    $    9,930


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Notes payable and current
      maturities of long-term debt        $      451   $      560    $      233
   Accounts payable                            1,458        1,323           842
   Accrued expenses                              786          689           640
   Income taxes                                    5           14           151
      Total Current Liabilities                2,700        2,586         1,866

Long-term Debt                                 3,868        3,517         3,512

Deferred Income Taxes                            471          425           449

Other Liabilities                                290          273           277

ESOP Preference Shares                           330          341           337

Unearned Compensation                           (302)        (319)         (320)

Shareowners' Equity                            3,463        3,458         3,809

      Total Liabilities and
        Shareowners' Equity               $   10,820   $   10,281    $    9,930


               The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                       (Unaudited)

(Millions, except per share)        13 Weeks Ended          39 Weeks Ended
                                 Oct. 31,     Nov. 1,    Oct. 31,       Nov. 1,
                                   1998        1997        1998          1997

Net Retail Sales               $     3,020  $    2,889 $     8,570   $    8,124

Revenues                       $     3,089  $    2,969 $     8,795   $    8,393
Cost of sales                        2,180       2,097       6,182        5,899
Selling, general and
  administrative expenses              625         599       1,796        1,713
Interest expense, net                   69          74         201          226
Earnings before income taxes           215         199         616          555
Provision for income taxes              85          79         245          221

Net earnings before
  extraordinary loss                   130         120         371          334
Extraordinary loss related to
  early extinguishment
  of debt                                -           -           -           (4)

Net Earnings                   $       130  $      120 $       371   $      330

Basic earnings per share:
Net earnings before
  extraordinary loss                   .55         .50        1.55         1.37
Extraordinary loss                       -           -           -         (.01)
Net Earnings                   $       .55  $      .50 $      1.55   $     1.36

Diluted earnings per share:
Net earnings before
  extraordinary loss                   .52         .48        1.49         1.32
Extraordinary loss                       -           -           -         (.01)
Net Earnings                   $       .52  $      .48 $      1.49   $     1.31

Dividends Paid per
  Common Share                 $   .31-3/4  $      .30 $   .95-1/4   $      .90

Weighted average shares
  outstanding:
  Basic                              227.8       231.3       230.1        232.7
  Diluted                            244.1       248.3       246.7        249.4










               The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

(Millions)                                                   39 Weeks Ended
                                                          Oct. 31,      Nov. 1,
                                                            1998         1997
Operating Activities:
  Net earnings and depreciation/amortization            $      691    $     634
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                      40          142
  Other assets and liabilities, net                             31           30

                                                               762          806

Investing Activities:
  Net additions to property and equipment                     (557)        (349)
  Net additions to goodwill and other assets                  (248)           -

                                                              (805)        (349)
  Financing Activities:
  Net issuances of notes payable                               381          327
  Net issuances (repayments) of long-term debt                 219         (334)
  Net acquisitions of treasury stock                          (491)        (305)
  Dividend payments, net of tax benefit                       (233)        (224)

                                                              (124)        (536)

Increase (Decrease) in Cash and Cash
  Equivalents                                           $     (167)   $     (79)



Cash paid during the period:

  Interest                                              $      220    $     240
  Income Taxes                                                 351          356




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the third quarter was $4 million in 1998 and 1997. The year-to-date LIFO provision was $20 million in 1998 and 1997.

Long-term Debt. During the third quarter of 1998, May issued a total of $350 million in new debt: $200 million of 6.70% debentures due September 15, 2028, and $150 million of 5.95% notes due
November 1, 2008. The net proceeds from the issuances were primarily used for repayment of a portion of May's short-term indebtedness, store acquisitions and stock repurchases.

Acquisition. In September 1998, May completed the purchase of 11 former Mercantile stores from Dillard's. The transaction, which was accounted for as a purchase, did not have a material impact on May's financial statements.

Common Stock Repurchase Program. In August 1998, May reduced its $650 million common stock repurchase program, announced in February 1998, to $500 million. The company completed the repurchase during the third quarter, totalling 8.4 million shares at an average price of $60 per share.

Extraordinary Item. During the first quarter of 1997, May recorded an extraordinary aftertax loss of $4 million ($5 million pretax), or $.01 per share, as it retired $100 million of 9.875% debentures due to mature June 1, 2017.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information of The May
Department Stores Company, New York, is set forth below (millions).

                                    October 31,        January 31,
                                       1998               1998
Financial Position

   Current assets                    $   5,287         $   4,878
   Noncurrent assets                     6,135             5,048
   Current liabilities                   2,723             1,894
   Noncurrent liabilities                7,828             7,437

                               October 31, 1998             November 1, 1997
                            13 Weeks      39 Weeks       13 Weeks      39 Weeks
                              Ended         Ended          Ended         Ended
Operating Results

   Revenues                $  3,089      $  8,795        $  2,969     $   8,393
   Cost of sales              2,180         6,182           2,097         5,899
   Net earnings before
     extraordinary loss          83           230              74           193
   Net earnings                  83           230              74           189

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                                  13 Weeks Ended
                                  October 31, 1998               November 1, 1997
                           Earnings     Shares     EPS    Earnings     Shares      EPS
Net earnings               $    130                       $    120
ESOP preference
  shares' dividends              (5)                            (5)

Basic EPS                       125      227.8  $  0.55        115      231.3   $  0.50

ESOP preference
  shares                          4       14.7                   4       15.2
Assumed exercise of
  options (treasury
  stock method)                   -        1.6                   -        1.8

Diluted EPS                $    129      244.1  $  0.52  $     119      248.3   $  0.48


                                                  39 Weeks Ended
                                  October 31, 1998               November 1, 1997
                           Earnings     Shares     EPS    Earnings     Shares      EPS
Net earnings               $    371                       $    334
ESOP preference
  shares' dividends             (14)                           (14)

Basic EPS                       357      230.1  $  1.55        320      232.7   $  1.37

ESOP preference
  shares                         11       14.8                  11       15.3
Assumed exercise of
  options (treasury
  stock method)                   -        1.8                   -        1.4

Diluted EPS                $    368      246.7  $  1.49  $     331      249.4   $  1.32


Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                            Oct. 31,       Nov. 1,      Jan. 31,
                                              1998          1997          1998

Current Ratio                                   2.0           2.0           2.6
Debt-Capitalization Ratio                        50%           49            44%
Fixed Charge Coverage*                          4.4x          3.9x          4.1x

 * Fixed charge coverage, which is presented for the trailing 52 weeks ended October 31, 1998, January 31, 1998, and November 1, 1997, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

May's October 31, 1998 current ratio, which was the same as November 1, 1997, decreased compared with year-end 1997 due mainly to seasonal working capital changes.

The October 31, 1998 debt-capitalization ratio increased from January 31, 1998 due to seasonal borrowings to finance working capital needs; net increases in long-term debt used to finance capital expenditures, store acquisitions and common stock repurchases; and a decrease in shareowners' equity resulting from the $500 million common stock repurchase program.

May's fixed charge coverage ratio for the 52 weeks ended October 31, 1998 increased as compared with the 52 week periods ended November 1, 1997 and January 31, 1998 due primarily to decreased net interest expense. The decrease in net interest expense for the 52 weeks ended October 31, 1998 was a result of lower average debt balances and higher cash equivalent balances.

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

                Third Quarter                          First Nine Months
                           Store-for-                             Store-for-
         Total                Store                Total             Store
          4.5%                    2.2%             5.5%                 3.6%

Store-for-store sales represent sales of those stores open during both periods.

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include finance charge revenues and all sales from all stores operating during the period.

                                      Third Quarter         First Nine Months
                                     1998     1997           1998      1997

Cost of sales                        70.6%     70.6%         70.3%      70.3%
Selling, general and
  administrative expenses            20.2      20.2          20.4       20.4
Interest expense, net                 2.3       2.5           2.3        2.7

Earnings before income taxes          6.9       6.7           7.0        6.6

Provision for income taxes           39.6*     39.6*         39.9*      39.9*

Net Earnings                          4.2%      4.0%          4.2%       4.0%

* - Percent represents effective income tax rate.

Cost of sales was $2,180 million in the 1998 third quarter, up 4.0% from $2,097 million in the 1997 third quarter. For the first nine months of 1998, cost of sales was $6,182 million, a 4.8% increase from $5,899 million in the 1997 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales remained constant in comparison to both the third quarter and first nine months of 1997. A small deterioration in gross margin, resulting from the impact of a decrease in the finance charge component of revenues, was offset by an improvement in buying and occupancy expenses. The finance charge component of revenues decreased 7.9% for the third quarter and 7.8% for the first nine months with no corresponding decrease in cost of sales. For the third quarter and first nine months of each year, the LIFO charge was $4 million and $20 million, respectively.

Selling, general and administrative expenses were $625 million in the 1998 third quarter, compared with $599 million in the 1997 third quarter, a 4.4% increase. For the first nine months of 1998, selling, general and administrative expenses were $1,796 million compared with $1,713 million in the 1997 period, a 4.9% increase. The increases are primarily related to higher sales. Selling, general and administrative expenses, as a percent of revenues, remained constant for both the third quarter and first nine months of 1998 as compared with 1997. A decrease in bad debt expense related to lower delinquency and charge-off rates combined with decreased use of May's proprietary credit cards was offset by increases in advertising expense and retirement and profit sharing expense.

Net interest expense for the third quarter and first nine months of 1998 and 1997 was as follows (millions):

                                      Third Quarter           First Nine Months
                                      1998      1997            1998      1997

Interest expense                     $  79    $   79          $  228     $ 244
Interest income                         (5)       (2)            (16)       (8)
Capitalized interest                    (5)       (3)            (11)      (10)
  Net Interest Expense               $  69    $   74          $  201     $ 226

Net interest expense decreased in the 1998 third quarter and first nine months due to decreased average debt balances and increased average cash equivalent balances. As a percent of revenues, net interest expense decreased 0.2% for the third quarter and 0.4% for the first nine months.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                        Oct. 31,        Nov. 1,
                                                          1998           1997

   Net retail sales                                    $   12,776     $   12,093

   Revenues                                            $   13,087     $   12,494

   Net earnings                                        $      816     $      757

   Diluted earnings per share                          $     3.28     $     2.93

Year 2000 Readiness

In 1996, May began preparing its information systems, communications networks, equipment and facilities for the year 2000. As of the end of the third quarter of 1998, May completed its assessment of all critical information systems, communication networks, equipment and facilities and substantially completed the coding, testing and installation of necessary modifications. May will test certain interfaces with some merchandise and service vendors for year 2000 compliance through the spring of 1999.
Since May is substantially complete with its modifications, May does not expect any material disruption of business. Through participation in a National Retail Federation sponsored survey and other means, May is receiving assurances from its primary merchandise vendors and service providers regarding their year 2000 readiness.

May developed, and maintains, most of its application systems internally. Over the past twelve months May utilized approximately 15% of it's information systems resources to address companywide year 2000 issues. May's use of outside consultants and contractors to address year 2000 compliance has not been significant. Through the third quarter of 1998, the cumulative cost of May's year 2000 effort approximates $6 million, which May expensed as incurred.

Under the most reasonably likely worst case scenario, May does not anticipate more than isolated, temporary disruptions of its operations caused by year 2000 failures affecting either the company or its primary merchandise and service vendors. May expects that its technically trained personnel, working in cooperation with key vendors and service providers, should be able to address year 2000 system issues that may arise. To the extent May's vendors are unable to deliver products and provide services due to their own year 2000 issues, May believes it will generally have alternative sources for comparable products and services and does not expect to experience any material business disruptions. Many risks, however, such as the failure to perform by public utilities, telecommunications providers, and financial institutions and the impact of the year 2000 issue on the economy as a whole, are outside May's control and could adversely affect the company and the conduct of its business. While May has made a significant effort to address all anticipated risks within its control, this is an event without precedent, consequently, there can be no assurance that the year 2000 issue will not have a material adverse impact on May's financial condition, operating results or business.

Forward-Looking Statements

The discussion of the year 2000 issue included in Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgement and estimates of current and anticipated conditions and circumstances, prepared with the assistance of specialists, within and outside the company, many factors outside of May's control exist that impact its operations. Such factors include, but are not limited to, possible widespread inability to perform by merchandise vendors, public utilities, telecommunications providers, and financial institutions and the general economic impact of the year 2000 issue. Because of these outside influences that cannot be controlled by the company's management, actual performance could differ materially from that described in the forward-looking statements.

                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                               PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

   There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which May or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of
         Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)    Exhibits

          (3)     - By-laws of May, as amended
          (12)    - Computation of Ratio of Earnings to Fixed Charges
          (27)    - Financial Data Schedule

   (b)    Reports on Form 8-K

          A report dated September 22, 1998 (Date of earliest event reported - September 3, 1998) which contained a press release announcing May's August 1998 and year-to-date sales results.

          A report dated September 29, 1998 (Date of earliest event reported - September 28, 1998) which contained a copy of the Underwriting Agreement, dated September 22, 1998, among May, The May Department Stores Company - New York, Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC and Salomon Smith Barney Inc.; and a specimen of a global certificate for the 6.70% debentures due September 15, 2028.

          A report dated October 28, 1998 (Date of earliest event reported - October 8, 1998) which contained a press release announcing May's September 1998 and year-to-date sales results.

          A report dated October 30, 1998 which contained a copy of the Underwriting Agreement, dated October 27, 1998 among May, The May Department Stores Company - New York, Morgan Stanley & Co. Incorporated, Chase Securities Inc., and Salomon Smith Barney Inc.; and a specimen of a global certificate for the 5.95% notes due November 1, 2008.




                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, May has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE MAY DEPARTMENT STORES COMPANY
                                                 (Registrant)



Date:  December 8, 1998

                                  \s\           John L. Dunham
                                                John L. Dunham
                                         Executive Vice President and
                                            Chief Financial Officer