Form 10-K405
period 1999-01-30
MAY DEPARTMENT STORES CO
filed 1999-04-21
CIK 63416

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 1999
                                        OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of May's common stock held by non-affiliates as of April 3, 1999: $13,024,264,023

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
334,848,699 shares of common stock, $.50 par value, as of April 3, 1999.

Documents incorporated by reference:
1. Portions of May's 1998 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of May's 1999 Proxy Statement, dated April 16, 1999, are incorporated into Part III.

                                      PART I

Items 1 and 2.  Business and Description of Property

May, a corporation organized under the laws of the State of Delaware in 1976, became the successor to The May Department Stores Company, a New York corporation (May NY) in a reincorporation from New York to Delaware pursuant to a statutory share exchange accomplished in 1996. As a result of the share exchange, May NY became a wholly owned subsidiary of May. May NY was organized under the laws of the State of New York in 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877.

May operates eight quality regional department store companies nationwide under eleven trade names. At fiscal year-end 1998, May operated 393 department stores in 32 states and the District of Columbia. The department store companies and the markets served are shown in the table below.

      Store Company                  Markets Served
Lord & Taylor           29 markets, including New York/New Jersey
                        Metro, Chicago, Boston, Washington D.C.,
                        Detroit, Houston, Atlanta, Dallas, and Miami

Hecht's and             18 markets, including Washington D.C. Metro,
Strawbridge's           Philadelphia (Strawbridge's), Baltimore,
                        Norfolk, and Richmond

Foley's 17 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and
                        Oklahoma City

Robinsons-May           9 markets, including Los Angeles/Orange
                        County, Riverside/San Bernardino, Phoenix,
                        San Diego, and Anaheim

Filene's 15 markets, including Boston Metro, Southern Connecticut, Hartford, Providence, and Albany

Kaufmann's              20 markets, including Pittsburgh, Cleveland,
                        Buffalo, Rochester, Syracuse, and Akron

Famous-Barr, L.S.       20 markets, including St. Louis, Kansas City
Ayres and The           (The Jones Store), Indianapolis (L.S. Ayres),
Jones Store             Fort Wayne, and South Bend

Meier & Frank           Four markets: Portland/Vancouver, Salem,
                        Eugene, and Medford

May employs approximately 60,000 full-time and 67,000 part-time associates in 32 states, the District of Columbia, and nine offices overseas.

Management's Discussion and Analysis (pages 16-20) of May's 1998
Annual Report to Shareowners is incorporated herein by reference.


A.  Property Ownership

    The following summarizes the property ownership of department stores at January 30, 1999:
                                                               % of Gross
                                               Number of        Building
                                                Stores*        Sq. Footage

      Entirely or mostly owned                     219               59%
      Entirely or mostly leased                    103               26
      Owned on leased land                          71               15
                                                   393              100%

      * Includes a total of 18 department stores subject to financing.

B.  Credit Sales

Sales at May's department stores are made for cash or credit, including May's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended January 30, 1999, 43.6% of revenues were made through May's credit plans.

In 1991, May formed May National Bank of Arizona (MBA) and May
National Bank of Ohio (MBO), which are indirectly wholly-owned and consolidated subsidiaries of May.

During fiscal 1998, MBA and MBO extended credit to customers of May's Lord & Taylor, Foley's (beginning March 1998), Hecht's, Strawbridge's, Robinsons-May, Filene's (beginning September 1998), Kaufmann's, Famous-Barr, L.S. Ayres, The Jones Store (beginning September 1998), and Meier & Frank department stores companies. Throughout 1998, MBA and MBO sold the resulting accounts receivables at face value to May NY. In addition, MBA and MBO process remittances for their parent, Grande Levee, Inc., and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C.  Competition in Retail Merchandising

May's retail merchandising business is conducted under highly competitive conditions. Although May is one of the nation's largest department store retailers, it has numerous competitors at the local level which compete with May's individual department stores. Competition at the local level is characterized by many factors including convenience of facilities, reputation, procurement of merchandise, product mix, advertising, price, quality, service, and credit availability. May believes that it is in a strong competitive position with regard to each of these factors.

D.  Executive Officers of May

The names and ages (as of April 21, 1999) of all executive officers of May, and the positions and offices held with May by each such person are as follows:

         Name             Age          Positions and Offices

Eugene S. Kahn            49    President and Chief Executive Officer
Jerome T. Loeb            58    Chairman of the Board
Anthony J. Torcasio       53    Vice Chairman; and Chief Executive
                                  Officer, May Merchandising Company
John L. Dunham            52    Executive Vice President and Chief
                                  Financial Officer
R. Dean Wolfe             55    Executive Vice President
Alan E. Charlson          50    Senior Vice President and Chief Counsel
William D. Edkins         46    Senior Vice President
Lonny J. Jay              57    Senior Vice President
Jan R. Kniffen            50    Senior Vice President
Richard A. Brickson       51    Secretary and Senior Counsel
Martin M. Doerr           44    Vice President
Michael G. Culhane        36    Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer's successor shall have been elected and shall qualify. Mr. David C. Farrell retired as an officer and director on April 30, 1998. At that time Mr. Kahn became president and chief executive officer and Mr. Loeb became chairman of the board. Mr. Louis J. Garr, Jr. retired on January 31, 1999. Mr. Charlson was appointed senior vice president and chief counsel on July 29, 1998. Messrs. Kahn, Loeb, Torcasio, Dunham, and Wolfe are also directors of May.

Each of the executive officers has been an officer of May for at least the last five years, with the following exceptions: Mr. Kahn served as president and chief executive officer of Filene's from 1992 to March 1996 when he became vice chairman. He was appointed executive vice chairman in June 1997 and assumed his current position in May 1998. Mr. Dunham served as chairman of May Merchandising Company from 1993 to May 1996 when he assumed his current position and became an executive officer of May. Mr. Charlson served as senior counsel for May from 1988 to 1998 when he became senior vice president and chief counsel and an executive officer of May. Mr. Doerr joined May in 1992 as vice president and became an executive officer in 1994. Mr. Culhane was associated with the public accounting firm of Arthur Andersen LLP from 1984 to 1997. He served in a financial position for May from 1997 to 1998 when he became vice president and an executive officer of May.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which May or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 13 weeks ended January 30, 1999.


                                      PART II

Item 5.  Market for May's Common Equity and Related
  Shareowner Matters

Common Stock Dividends and Market Prices (page 20) of May's 1998
Annual Report to Shareowners are incorporated herein by reference.

Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 32 and 33) of May's 1998
Annual Report to Shareowners is incorporated herein by reference.

In addition, basic earnings per share from continuing operations and the weighted average shares used to calculate basic earnings per share for the last five years are as follows:

                               Earnings         Shares
                               Per Share     (millions)

                  1998         $  2.43            342.6
                  1997            2.18            348.5
                  1996            1.97            370.8
                  1995            1.82            373.4
                  1994            1.69            372.6

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 16-20) and Notes to
Consolidated Financial Statements (pages 25-31) of May's 1998
Annual Report to Shareowners are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements (pages 21-24), Notes to
Consolidated Financial Statements (pages 25-31), Report of
Independent Public Accountants (page 34), and Quarterly Results
(page 26) of May's 1998 Annual Report to Shareowners are incorporated herein by reference.

In the first quarter 1997, the company had an aftertax extraordinary loss of $4 million ($5 million pretax), or $0.01 per share related to the early retirement of debt.

SUMMARIZED FINANCIAL INFORMATION - THE MAY DEPARTMENT STORES
COMPANY, NEW YORK.  Summarized financial information of The May
Department Stores Company, New York, is set forth below for 1998,
1997 and 1996.

                                         January 30,           January 31,
(Millions)                                  1999                  1998

Financial Position

   Current assets                          $  4,984           $    4,878
   Noncurrent assets                          5,557                5,048
   Current liabilities                        2,083                1,894
   Noncurrent liabilities                     7,815                7,437


                                                   52 Weeks Ended
                                       Jan. 30,        Jan. 31,        Feb. 1,
                                          1999            1998          1997
Operating Results

   Revenues                            $  13,413      $  12,685      $  12,000
   Cost of sales                           9,224          8,732          8,226
   Net earnings from
      continuing operations
      before extraordinary
      loss                                   662            591            662
   Net earnings                              662            587            657


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None.

                                     PART III

Items 10, 11, 12, 13.           Directors and Executive Officers of May,
                                Executive Compensation, Security
                                Ownership of Certain Beneficial Owners
                                and Management, Certain Relationships and
                                Related Transactions

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of May) is incorporated by reference from the definitive proxy statement dated April 16, 1999, and filed pursuant to Regulation 14A. Information about executive officers of May is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)   Documents filed as part of this report:
      (1) Financial Statements. Incorporated by reference to May's 1998 Annual Report to Shareowners (Exhibit 13):

                                                                     Page in
                                                                 Annual Report
            Financial Statements-
              Consolidated Statement of Earnings for
                  the three fiscal years ended
                  January 30, 1999                                        21
              Consolidated Balance Sheet -
                  January 30, 1999, and January 31, 1998                  22
              Consolidated Statement of Cash Flows
                  for the three fiscal years ended
                  January 30, 1999                                        23
              Consolidated Statement of Shareowners'
                  Equity for the three fiscal years
                  ended January 30, 1999                                  24
            Notes to Consolidated Financial Statements                  25-31
            Report of Independent Public Accountants                      34

                                                                     Page in
                                                                   this Report
      (2)   Supplemental Financial Statement
            Schedule (for the three fiscal years
            ended January 30, 1999):

            Report of Independent Public Accountants
              on Schedule II                                              11
            II     Valuation and Qualifying Accounts                      12

      (3)   Exhibits:                                               Location
            3(a)   Amended and Restated Certificate               Incorporated
                   of Incorporation of May,                       by Reference
                   dated May 22, 1996                             to Exhibit
                                                                  4(a) of Post
                                                                  Effective
                                                                  Amendment No.
                                                                  1 to Form
                                                                  S-8, filed
                                                                  May 29, 1996.

            3(b)   By-Laws of May, as amended                     Incorporated
                                                                  by Reference
                                                                  to Exhibit 3
                                                                  of Form 10-Q,
                                                                  filed
                                                                  December 8,
                                                                  1998.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)
                                                                  Location
            12     Computation of Ratio of                        Filed
                   Earnings to Fixed Charges                      herewith.

            13     The May Department Stores                      Filed
                   Company 1998 Annual Report to                  herewith.
                   Shareowners (only those portions
                   specifically incorporated by
                   reference shall be deemed filed
                   with the Commission)

            21     Subsidiaries of May                            Filed
                                                                  herewith.

            23     Consent of Independent Public                  Page 11 of
                   Accountants                                    this Report.

            27     Financial Data Schedule                        Filed
                                                                  herewith.

            99     Form 11-K Annual Report of the                 Filed
                   Profit Sharing and Savings Plan                herewith.
                   of The May Department Stores
                   Company for the fiscal year ended
                   December 31, 1998

      (4)   Reports on Form 8-K

            A report dated November 13, 1998 (Date of earliest event reported - November 11, 1998) which contained information concerning the debt rating on May's long-term debt and its bank credit facility.

All other schedules and exhibits of May for which provision is made in the applicable regulations of the Securities and Exchange
Commission have been omitted, as they are not required or are inapplicable or the information required thereby has been given otherwise.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, May has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE MAY DEPARTMENT STORES COMPANY


Date:  April 21, 1999                       By:  /s/     John L. Dunham
                                                         John L. Dunham
                                                 Director, Executive Vice
                                                 President and Chief Financial
                                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.


       Date                       Signature                         Title


                         Principal Executive Officer:


April 21, 1999      /s/         Eugene S. Kahn             Director,
                                Eugene S. Kahn             President and
                                                           Chief Executive
                                                           Officer


                            Principal Financial and
                              Accounting Officer:


April 21, 1999      /s/         John L. Dunham             Director,
                                John L. Dunham             Executive Vice
                                                           President and
                                                           Chief Financial
                                                           Officer

                                  Directors:


April 21, 1999      /s/         Jerome T. Loeb             Director and
                                Jerome T. Loeb             Chairman of the
                                                           Board

       Date                       Signature                   Title



April 21, 1999      /s/       Anthony J. Torcasio          Director and Vice
                              Anthony J. Torcasio          Chairman; and
                                                           Chief Executive
                                                           Officer, May
                                                           Merchandising
                                                           Company


April 21, 1999      /s/          R. Dean Wolfe             Director and
                                 R. Dean Wolfe             Executive Vice
                                                           President


April 21, 1999      /s/         Marsha J. Evans            Director
                                Marsha J. Evans


April 21, 1999      /s/        Helene L. Kaplan            Director
                               Helene L. Kaplan


April 21, 1999      /s/         James M. Kilts             Director
                                James M. Kilts


April 21, 1999      /s/         Edward H. Meyer            Director
                                Edward H. Meyer


April 21, 1999      /s/        Russell E. Palmer           Director
                               Russell E. Palmer


April 21, 1999      /s/       Michael R. Quinlan           Director
                              Michael R. Quinlan


April 21, 1999      /s/       William P. Stiritz           Director
                              William P. Stiritz


April 21, 1999      /s/        Robert D. Storey            Director
                               Robert D. Storey


April 21, 1999      /s/      Murray L. Weidenbaum          Director
                             Murray L. Weidenbaum

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The
May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The Schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 10, 1999




                                                             Exhibit 23

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended January 30, 1999 into the Company's previously filed Registration Statements on Form S-3 (No. 333-71413, 333-71413-01, 333-11539 and 333-11539-01)
and Form S-8 (No. 33-21415, 33-98045, 33-58985, 333-00957 and
333-76227).




ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 21, 1999

                                                                  SCHEDULE II

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE THREE FISCAL YEARS ENDED January 30, 1999

(Millions)

                                          Charges
                                         to costs
                                            and
                            Balance      expenses                      Balance
                           beginning     and other     Deductions      end of
                           of period    adjustments        (a)         period

FISCAL YEAR ENDED
   JANUARY 30, 1999
      Allowance for
         uncollectible
         accounts             $   96        $  76          $  (93)      $  82

FISCAL YEAR ENDED
   JANUARY 31, 1998
      Allowance for
         uncollectible
         accounts             $  104        $ 104          $ (112)      $  96


FISCAL YEAR ENDED
   FEBRUARY 1, 1997
      Allowance for
         uncollectible
         accounts             $   75        $ 134          $ (105)      $ 104



(a) Write-off of accounts determined to be uncollectible, net of recoveries of $25 million in 1998 and $26 million in 1997 and 1996.

                                                                    Exhibit 21


                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                                SUBSIDIARIES OF MAY


The corporations listed below are subsidiaries of May, and all are included in the consolidated financial statements of May as subsidiaries (unnamed subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary):


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