Form 10-Q
period 1999-05-01
MAY DEPARTMENT STORES CO
filed 1999-06-08
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended May 1, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
334,143,784 shares of common stock, $.50 par value, as of May 1, 1999.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                           May 1,        May 2,      Jan. 30,
ASSETS                                      1999          1998         1999

Current Assets:
   Cash and cash equivalents             $      152    $      282   $       112
   Accounts receivable, net                   1,906         1,877         2,144
   Merchandise inventories                    2,930         2,752         2,655
   Other current assets                          69            78            76
      Total Current Assets                    5,057         4,989         4,987

Property and Equipment, at cost               7,356         6,896         7,260
Accumulated Depreciation                     (2,850)       (2,657)       (2,747)
   Net Property and Equipment                 4,506         4,239         4,513

Goodwill and other assets                     1,013           820         1,033

      Total Assets                       $   10,576    $   10,048   $    10,533


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                     $      104    $      248   $        98
   Accounts payable                           1,238         1,113         1,017
   Accrued expenses                             676           573           755
   Income taxes                                  78            58           189
      Total Current Liabilities               2,096         1,992         2,059

Long-term Debt                                3,791         3,470         3,825

Deferred Income Taxes                           489           458           482

Other Liabilities                               306           273           309

ESOP Preference Shares                          325           335           327

Unearned Compensation                          (277)         (297)         (305)

Shareowners' Equity                           3,846         3,817         3,836

      Total Liabilities and
          Shareowners' Equity            $   10,576    $   10,048   $    10,533


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


(Millions, except per share)                                 13 Weeks Ended
                                                          May 1,        May 2,
                                                           1999          1998

Net Retail Sales                                       $     2,941   $     2,722

Revenues                                               $     3,053   $     2,817
Cost of sales                                                2,150         1,983
Selling, general and
   administrative expenses                                     629           584
Interest expense, net                                           71            67
Earnings before income taxes                                   203           183
Provision for income taxes                                      81            73

Net Earnings                                           $       122   $       110

Basic earnings per share                               $       .35   $       .30

Diluted earnings per share                             $       .34   $       .29

Dividends paid per common share                        $   .22-1/4   $   .21-1/6

Weighted average shares outstanding:
   Basic                                                     334.7         346.6
   Diluted                                                   358.6         371.9



            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                 13 Weeks Ended
                                                         May 1,        May 2,
                                                          1999          1998
Operating Activities:
  Net earnings                                        $       122   $       110
  Depreciation and amortization                               111           101
  Decrease in working capital (excluding
     cash, cash equivalents and short-term
     debt)                                                      3            83
  Other, net                                                   18             3

                                                              254           297
Investing Activities:
  Net additions to property and equipment                     (97)         (110)

                                                              (97)         (110)

Financing Activities:
  Net repayments of long-term debt                             (2)           (1)
  Net purchases of common stock                               (36)          (25)
  Dividend payments, net of tax benefit                       (79)          (78)

                                                             (117)         (104)

Increase in Cash and Cash Equivalents                 $        40   $        83



Cash paid during the period:

  Interest                                            $        70   $        76
  Income Taxes                                                181           146



            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 25-31) in the 1998 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 1999 and 1998.

Common Stock Repurchase Program. During the first quarter of 1999, May's board of directors authorized a common stock repurchase program of up to $500 million. As of May 1, 1999, May has repurchased approximately $33 million of common stock, or approximately .8 million shares at an average price of $40 per share, under this program. Such purchases are being made in the open market as market conditions and regulatory rules allow.

Common Stock Split. During the first quarter of 1999, the board of directors approved a three-for-two common stock split for distribution on March 22, 1999, equivalent to one share of common stock for each two shares of common stock held by shareowners of record on March 1, 1999. All share and per share data included in this report have been restated to reflect the stock split.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information for The May
Department Stores Company, New York, is set forth below for 1999 and 1998.

                                              May 1,       Jan. 30,
                                               1999          1999
Financial Position

   Current assets                            $  5,052      $  4,984
   Noncurrent assets                            5,588         5,557
   Current liabilities                          2,095         2,083
   Noncurrent liabilities                       7,786         7,815

                                                 13 Weeks Ended
                                              May 1,         May 2,
                                               1999          1998
Operating Results

   Revenues                                  $  3,053      $  2,817
   Cost of sales                                2,150         1,983
   Net earnings                                    75            63

Earnings per share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                              13 Weeks Ended
                              May 1, 1999                   May 2, 1998
                         Earnings    Shares     EPS   Earnings    Shares    EPS
Net earnings             $    122                     $    110
ESOP preference
  shares' dividends            (5)                          (5)

Basic EPS                     117      334.7  $  0.35      105    346.6   $ 0.30

ESOP preference
  shares                        4       21.7                 4     22.5
Assumed exercise of
  options (treasury
  stock method)                 -        2.2                 -      2.8

Diluted EPS              $    121      358.6  $  0.34 $    109    371.9   $ 0.29

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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:
                                                             Store-for-
                                              Total             Store

      13 Weeks Ended May 1, 1999                8.0%              3.5%

Store-for-store sales represent sales of those stores open during both periods. May discontinued its consumer electronics business at the beginning of fiscal 1999. If consumer electronics sales had been excluded from net retail sales in both years, the increase in total sales and store-for-store sales would have been about 1% higher.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1999 and 1998. Revenues include finance charge revenues, all sales from all stores operating during the period and consumer electronics liquidation sales in the first quarter of 1999.

                                               1999           1998

   Revenues                                     100.0%         100.0%
   Cost of sales                                 70.4           70.4
   Selling, general and
     administrative expenses                     20.6           20.7
   Interest expense, net                          2.3            2.4

   Earnings before income taxes                   6.7            6.5

   Provision for income taxes                    40.0*          40.0*

   Net Earnings                                   4.0%           3.9%*

   *-Percent represents effective income tax rate.

Cost of sales was $2,150 million in the 1999 first quarter, up 8.4% from $1,983 million in the 1998 first quarter. The overall increase is primarily related to higher sales. As a percent of revenues, cost of sales remained constant compared with the first quarter of 1998. A small decline in gross margin resulting from higher markdowns was offset by an improvement in buying and occupancy expenses.

Selling, general and administrative expenses were $629 million in the 1999 first quarter, compared with $584 million in the 1998 first quarter, a 7.7% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percent of revenues decreased 0.1% for the first quarter of 1999 as compared with 1998 mainly due to improved expense leverage as a result of store-for-store sales increases.

Net interest expense for the first quarter 1999 and 1998 was as follows (millions):
                                                 1999           1998

   Interest expense                            $   78          $  76
   Interest income                                 (4)            (6)
   Capitalized interest                            (3)            (3)
      Net Interest Expense                     $   71          $  67

Net interest expense increased in the 1999 first quarter due to both higher average long-term debt outstanding and lower average cash equivalents.

Operating results for the trailing years were as follows (millions, except per share):
                                                           52 Weeks Ended
                                                        May 1,         May 2,
                                                         1999           1998

 Net retail sales                                    $    13,279     $    12,439
 Revenues                                            $    13,649     $    12,827
 Net earnings                                        $       861     $       791
 Diluted earnings per share                          $      2.35     $      2.10

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                             May 1,        May 2,      Jan. 30,
                                              1999          1998         1999

Current Ratio                                  2.4           2.5          2.4
Debt-Capitalization Ratio                       45%           44%          45%
Fixed Charge Coverage*                         4.5x          4.2x         4.5x

   * Fixed charge coverage, which is presented for the 52 weeks ended May 1, 1999, May 2, 1998 and January 30, 1999, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt and total rent expense.

Year 2000 Readiness. In 1996, May began assessing and preparing its critical information systems, communications networks, equipment, and facilities for the year 2000. As of the end of fiscal 1998, May completed this assessment and substantially completed the coding, testing, and installation of necessary modifications. May is testing certain interfaces with some merchandise and service vendors for year 2000 compliance through July of 1999. Since May is substantially complete with its modifications, the company does not expect any material disruption of business. Through participation in a National Retail Federation sponsored survey and other means, May is receiving assurances from its primary merchandise vendors and service providers regarding their year 2000 readiness.

May developed and maintains most of its application systems internally. In fiscal 1998, May used approximately 15% of its information systems resources to address companywide year 2000 issues. May's use of outside consultants and contractors to address year 2000 compliance has not been significant. The cost of the company's year 2000 effort will total approximately $6 million.
May incurred and expensed substantially all these costs prior to fiscal 1999.

Under the most reasonably likely worst case scenario, May does not anticipate more than isolated, temporary disruptions of its operations caused by year 2000 failures affecting either the company or its primary merchandise and service vendors. May expects that its technically trained personnel, working in cooperation with key vendors and service providers, should be able to address year 2000 system issues that may arise. To the extent May's vendors are unable to deliver products and provide services due to their own year 2000 issues, May believes it will generally have alternative sources for comparable products and services and does not expect to experience any material business disruptions. Many risks, however, such as the failure to perform by public utilities, telecommunications providers, and financial institutions, and the impact of the year 2000 issue on the economy as a whole, are outside May's control and could adversely affect the company and its ability to conduct business. While May has made a significant effort to address all anticipated risks within its control, this is an event without precedent; consequently, there can be no assurance that the year 2000 issue will not have a material adverse impact on May's financial condition, operating results, or business.

Forward-looking Statements. Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances, prepared with the assistance of specialists within and outside the company, many factors outside of May's control exist that have an impact on its operations. Such factors include, but are not limited to: competitive changes; general and regional economic conditions; consumer preferences and spending patterns; availability of adequate locations for building or acquiring new stores; ability to hire and retain qualified associates; possible widespread inability to perform due to year 2000 issues by merchandise vendors, public utilities, telecommunications providers, and financial institutions; and the general economic impact of the year 2000 issues. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

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

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote
           of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)   Exhibits

       (3a) - Amended and Restated Certificate of Incorporation of May, dated May 22, 1996, is incorporated by reference to Exhibit 4(a) of Post Effective Amendment No. 1 to Form S-8, filed May 29, 1996
       (3b) - Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated May 21, 1999
       (3c)   -  By-Laws of May, as amended
       (12)   -  Computation of Ratio of Earnings to Fixed Charges
       (15)   -  Letter Re:  Unaudited Interim Financial Information
       (27)   -  Financial Data Schedule

 (b)   Reports on Form 8-K

       A report dated April 21, 1999 which contained information concerning debt ratings and incorporated by reference May's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MAY DEPARTMENT STORES COMPANY
                                                       (Registrant)




Date:  June 8, 1999                     /s/           John L. Dunham
                                                      John L. Dunham
                                               Executive Vice President and
                                                  Chief Financial Officer

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of May 1, 1999, and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The May Department Stores Company as of January 30, 1999, and the related consolidated statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 10, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Arthur Andersen LLP
St. Louis, Missouri
May 28, 1999