Form 10-Q
period 1999-07-31
MAY DEPARTMENT STORES CO
filed 1999-09-08
CIK 63416

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
331,739,531 shares of common stock, $0.50 par value, as of July 31, 1999.

                          PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS
                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

(Millions)
                                            July 31,     August 1,   Jan. 30,
ASSETS                                        1999         1998        1999

Current Assets:
   Cash and cash equivalents               $     178    $     338   $      112
   Accounts receivable, net                    1,790        1,764        2,144
   Merchandise inventories                     2,718        2,575        2,655
   Other current assets                           65           71           76
      Total Current Assets                     4,751        4,748        4,987

Property and Equipment, at cost                7,545        7,066        7,260
Accumulated Depreciation                      (2,953)      (2,756)      (2,747)
   Net Property and Equipment                  4,592        4,310        4,513

Goodwill and other assets                      1,005          811        1,033

      Total Assets                         $  10,348    $   9,869   $   10,533


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                       $     292    $      48   $       98
   Accounts payable                              946          923          965
   Accrued expenses                              841          734          807
   Income taxes                                   64           22          189
      Total Current Liabilities                2,143        1,727        2,059

Long-term Debt                                 3,549        3,469        3,825

Deferred Income Taxes                            499          461          482

Other Liabilities                                304          279          309

ESOP Preference Shares                           321          333          327

Unearned Compensation                           (280)        (300)        (305)

Shareowners' Equity                            3,812        3,900        3,836

      Total Liabilities and
        Shareowners' Equity                $  10,348    $   9,869   $   10,533


            The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

(Millions, except per share)         13 Weeks Ended         26 Weeks Ended
                                  July 31,     Aug. 1,   July 31,      Aug. 1,
                                    1999        1998       1999         1998

Net Retail Sales                 $    3,065  $   2,807  $    6,006  $    5,529

Revenues                         $    3,137  $   2,889  $    6,190  $    5,706
Cost of sales                         2,168      2,019       4,318       4,002
Selling, general and
  administrative expenses               640        587       1,269       1,171
Interest expense, net                    72         65         143         132
Earnings before income taxes            257        218         460         401
Provision for income taxes              103         87         184         160

Net Earnings                     $      154  $     131  $      276  $      241

Basic earnings per share         $      .45  $     .37  $      .80  $      .67

Diluted earnings per share       $      .43  $     .35  $      .77  $      .64

Dividends paid per
  common share                      .22-1/4    .21-1/6     .44-1/2     .42-1/3

Weighted average shares
  outstanding:
  Basic                               333.0      347.1       333.8       346.8
  Diluted                             356.8      372.2       357.7       372.0






            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

(Millions)                                                26 Weeks Ended
                                                       July 31,     Aug. 1,
                                                         1999        1998
Operating Activities:
  Net earnings                                        $     276   $      241
  Depreciation and amortization                             225          208
  Decrease in working capital                               190          316
  Other, net                                                 37           14

                                                            728          779

Investing Activities:
  Net additions to property and equipment                  (323)        (282)

                                                           (323)        (282)
Financing Activities:
  Net repayments of long-term debt                          (33)        (202)
  Net purchases of common stock                            (148)           -
  Dividend payments, net of tax benefit                    (158)        (156)

                                                           (339)        (358)

Increase in Cash and Cash Equivalents                 $      66   $      139

Cash paid during the period

  Interest                                           $      131   $      121
  Income Taxes                                              281          242



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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 1999 and 1998. The year-to-date LIFO provision was $16 million in 1999 and 1998.

Common Stock Repurchase Program. During the first quarter of 1999, May's board of directors authorized a common stock repurchase program of up to $500 million. As of July 31, 1999, May has repurchased approximately $132 million of common stock, or approximately 3.2 million shares at an average price of $42 per share, under this program. Such purchases are being made in the open market as market conditions and regulatory rules allow.

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

                                   July 31,        January 30,
                                     1999             1999
Financial Position
   Current assets                  $  4,743         $  4,984
   Noncurrent assets                  5,821            5,557
   Current liabilities                2,141            2,083
   Noncurrent liabilities             7,552            7,815

                                  13 Weeks Ended             26 Weeks Ended
                              July 31,      Aug. 1,      July 31,      Aug. 1,
                                1999         1998          1999         1998
Operating Results
   Revenues                  $  3,137     $  2,889       $  6,190     $  5,706
   Cost of sales                2,168        2,019          4,318        4,002
   Net earnings                   107           84            182          147

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                         13 Weeks Ended
                            July 31, 1999                August 1, 1998
                    Earnings    Shares     EPS   Earnings    Shares     EPS
Net earnings        $    154                     $     131
ESOP preference
  shares' dividends       (4)                           (4)
Basic EPS                150      333.0  $  0.45       127     347.1   $ 0.37

ESOP preference
  shares                   4       21.5                  3      22.3
Assumed exercise of
  options (treasury
  stock method)            -        2.3                  -       2.8
Diluted EPS         $    154      356.8  $  0.43 $     130     372.2   $ 0.35

                                         26 Weeks Ended
                            July 31, 1999                August 1, 1998
                    Earnings    Shares     EPS   Earnings    Shares     EPS
Net earnings        $    276                     $     241
ESOP preference
  shares' dividends       (9)                           (9)
Basic EPS                267      333.8  $  0.80       232     346.8   $ 0.67

ESOP preference
  shares                   8       21.6                  7      22.4
Assumed exercise of
  options (treasury
  stock method)            -        2.3                  -       2.8
Diluted EPS         $    275      357.7  $  0.77 $     239     372.0   $ 0.64

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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

              Second Quarter                           First Six Months
                          Store-for-                             Store-for-
         Total               Store                 Total            Store
         9.2%                   4.7%                8.6%               4.1%

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

                                        Second Quarter        First Six Months
                                        1999     1998          1999      1998

Revenues                               100.0%   100.0%        100.0%    100.0%
Cost of sales                           69.1     69.9          69.8      70.1
Selling, general and
  administrative expenses               20.4     20.3          20.5      20.5
Interest expense, net                    2.3      2.3           2.3       2.4

Earnings before income taxes             8.2      7.5           7.4       7.0

Provision for income taxes              40.0*    40.0*         40.0*     40.0*

Net Earnings                             4.9%     4.5%          4.5%      4.2%

*-Percent represents effective income tax rate.

Cost of sales was $2,168 million in the 1999 second quarter, up 7.4% from $2,019 million in the 1998 second quarter. For the first six months of 1999, cost of sales was $4,318 million, a 7.9% increase from $4,002 million in the 1998 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales decreased 0.8% in the second quarter and 0.3% in the first six months compared with the same periods of 1998. Gross margins improved due to a lower level of clearance markdowns, the elimination of lower margin consumer electronics business in 1999, and improved buying and occupancy expense leverage as a result of store-for-store sales increases.

Selling, general and administrative expenses were $640 million in the 1999 second quarter, compared with $587 million in the 1998 first quarter, a 9.1% increase. For the first six months of 1998, selling, general and administrative expenses were $1,269 million compared with $1,171 million in the 1998 period, an 8.4% increase. The increases are primarily related to higher sales volume. Selling, general and administrative expenses as a percent of revenues increased 0.1% for the second quarter of 1999 as compared with 1998 mainly due to increases in advertising and preopening expense. Selling, general and administrative expenses as a percent of revenues remained constant in the first six months of 1999 compared with the first six months of 1998.

Net interest expense for the second quarter and first six months of 1999 and 1998 was as follows (millions):

                                        Second Quarter         First Six Months
                                       1999     1998           1999       1998

Interest expense                       $  78    $  73          $ 156     $ 149
Interest income                           (2)      (4)            (7)      (11)
Capitalized interest                      (4)      (4)            (6)       (6)
  Net Interest Expense                 $  72    $  65          $ 143     $ 132

Net interest expense increased in the 1999 second quarter and first six months due to both higher average long-term debt outstanding and lower average cash equivalents.

Operating results for the trailing years were as follows (millions, except per share):
                                                             52 Weeks Ended
                                                         July 31,       Aug. 1,
                                                           1999          1998

   Net retail sales                                     $   13,537    $   12,595
   Revenues                                             $   13,897    $   12,967
   Net earnings                                         $      884    $      806
   Diluted earnings per share                           $     2.43    $     2.14

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                         July 31,      Aug. 1,     Jan. 30,
                                           1999         1998         1999

Current Ratio                                 2.2          2.7          2.4
Debt-Capitalization Ratio                      45%          43%          45%
Fixed Charge Coverage*                        4.6x         4.3x         4.5x

 * Fixed charge coverage, which is presented for the 52 weeks ended July 31, 1999, August 1, 1998, and January 30, 1999, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Year 2000 Readiness. In 1996, May began assessing and preparing its critical information systems, communications networks, equipment, and facilities for the year 2000. As of the end of fiscal 1998, May completed this assessment and substantially completed the coding, testing, and installation of necessary modifications. In fiscal 1999, May successfully tested certain interfaces with major merchandise and service vendors for year 2000 compliance. Since May is complete with its modifications, the company does not expect any material disruption of business. Through monitoring year 2000 readiness disclosures and other means, May is receiving assurances from its primary merchandise vendors and service providers regarding their year 2000 readiness.

May developed and maintains most of its application systems internally. In fiscal 1998, May used approximately 15% of its information systems resources to address companywide year 2000 issues. May's use of outside consultants and contractors to address year 2000 compliance has not been significant. The cost of the company's year 2000 effort totaled approximately $6 million. May incurred and expensed substantially all these costs prior to fiscal 1999.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareowners of registrant was held on May 21, 1999.

   (b) At the annual meeting of shareowners of registrant held on May 21, 1999, action was taken with respect to:

         (i)     the election of six directors of registrant;
                                                                    Authority
                                                    For             Withheld
                 Marsha J. Evans                 306,069,344         1,739,736
                 James M. Kilts                  306,103,913         1,705,167
                 William D. Perez                306,120,975         1,688,105
                 Robert D. Storey                306,106,091         1,702,989
                 Anthony J. Torcasio             306,114,749         1,694,331
                 Edward E. Whitacre, Jr.         306,057,841         1,751,239

         (ii) a ratification of the appointment of Arthur Andersen LLP as independent auditors (305,965,829 votes in favor, 959,308 votes against and 883,943 votes abstained);
         (iii) A proposal relating to amendment of the certificate of incorporation to increase the number of authorized shares of common stock (296,066,693 votes in favor, 10,426,460 votes against and 1,315,927 votes abstained);
         (iv) a proposal relating to a classified Board of Directors (119,523,383 votes in favor, 161,867,227 votes against, 3,262,885 votes abstained and 23,155,585 not voted).
         All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 16, 1999, filed with the Commission pursuant to Rule 12b-23 (b).

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

         (12)    - Computation of Ratio of Earnings to Fixed Charges
         (15)    - Letter Re:  Unaudited Interim Financial Information
         (27)    - Financial Data Schedule

   (b)   Reports on Form 8-K

         A report dated July 15, 1999 which contained information concerning debt ratings.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAY DEPARTMENT STORES COMPANY
                                              (Registrant)

Date:  September 8, 1999          /s/        John L. Dunham
                                             John L. Dunham
                                      Executive Vice President and
                                         Chief Financial Officer

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of July 31, 1999, and August 1, 1998, and the related condensed consolidated statements of earnings for the thirteen week and twenty-six week periods ended July 31, 1999, and August 1, 1998, and the condensed consolidated statement of cash flows for the twenty-six week periods ended July 31, 1999, and August 1, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Arthur Andersen LLP
St. Louis, Missouri
September 8, 1999