Form 10-Q
period 1999-10-30
MAY DEPARTMENT STORES CO
filed 1999-12-07
CIK 63416

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
330,858,418 shares of common stock, $0.50 par value, as of October
30, 1999.

                  PART 1 - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS
        THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)

(Millions)
                                     Oct. 30,  Oct. 31,  Jan. 30,
ASSETS                                 1999      1998      1999
Current Assets:
  Cash and cash equivalents          $    34   $     32  $    112
  Accounts receivable, net             1,817      1,856     2,144
  Merchandise inventories              3,382      3,300     2,655
  Other current assets                    70         99        76
     Total Current Assets              5,303      5,287     4,987

Property and Equipment, at cost        7,623      7,125     7,260
Accumulated Depreciation              (2,925)    (2,646)   (2,747)
  Net Property and Equipment           4,698      4,479     4,513

Goodwill and other assets              1,024      1,054     1,033

     Total Assets                    $11,025   $ 10,820  $ 10,533


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable                      $   176   $    381  $      -
  Current maturities of
     long-term debt                      264         70        98
  Accounts payable                     1,415      1,395       965
  Accrued expenses                       886        849       807
  Income taxes                            34          5       189
     Total Current Liabilities         2,775      2,700     2,059

Long-term Debt                         3,567      3,868     3,825

Deferred Income Taxes                    506        471       482

Other Liabilities                        309        290       309

ESOP Preference Shares                   318        330       327

Unearned Compensation                   (283)      (302)     (305)

Shareowners' Equity                    3,833      3,463     3,836

     Total Liabilities and
       Shareowners' Equity           $11,025   $ 10,820  $ 10,533


    The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

        THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                            (Unaudited)

(Millions, except per share)    13 Weeks Ended     39 Weeks Ended
                               Oct. 30, Oct. 31, Oct. 30,  Oct. 31,
                                 1999     1998     1999      1998

Net Retail Sales              $  3,173 $  3,010 $   9,179  $ 8,539

Revenues                      $  3,245 $  3,089 $   9,435  $ 8,795
Cost of sales                    2,287    2,180     6,605    6,182
Selling, general and
 administrative expenses           660      625     1,929    1,796
Interest expense, net               70       69       213      201
Earnings before income taxes       228      215       688      616
Provision for income taxes          90       85       274      245
Net Earnings                  $    138 $    130 $     414  $   371

Basic earnings per share      $    .40 $    .36 $    1.20  $  1.03

Diluted earnings per share    $    .38 $    .35 $    1.15  $   .99

Dividends paid per
 common share                  .22-1/4  .21-1/6   .66-3/4  .63-1/2

Weighted average shares
 outstanding:
 Basic                           331.0    341.7     332.9    345.1
 Diluted                         354.3    366.2     356.6    370.1










    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

        THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

(Millions)                                       39 Weeks Ended
                                               Oct. 30,  Oct. 31,
                                                 1999      1998
Operating Activities:
 Net earnings                                  $    414  $    371
 Depreciation and amortization                      346       320
 (Increase) Decrease in working capital             (25)       40
 Other, net                                          52        31

                                                    787       762

Investing Activities:
 Net additions to property and equipment           (552)     (557)
 Net additions to goodwill and other assets           -      (248)

                                                   (552)     (805)
Financing Activities:
 Net issuances of notes payable                     176       381
 Net (repayments) issuances of long-term debt       (62)      219
 Net purchases of common stock                     (191)     (491)
 Dividend payments, net of tax benefit             (236)     (233)

                                                   (313)     (124)

Decrease in Cash and Cash Equivalents          $    (78) $   (167)



Cash paid during the period:

 Interest                                      $    222  $    220
 Income Taxes                                       387       351




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the third quarter was $4 million in 1999 and 1998. The year-to-date LIFO provision was $20 million in 1999 and 1998.

Common Stock Split. During the first quarter of 1999, the board of directors approved a three-for-two common stock split for distribution on March 22, 1999, equivalent to one share of common stock for each two shares of common stock held by shareowners of record on March 1, 1999. All share and per share data included in this report have been restated to reflect the stock split.

Common Stock Repurchase Program. During the first quarter of 1999, May's board of directors authorized a common stock repurchase program of up to $500 million. As of October 30, 1999, May has repurchased approximately $173 million of common stock, or approximately 4.2 million shares at an average price of $41 per share, under this program. Such purchases are being made in the open market as market conditions and regulatory rules allow.

Acquisition. On October 15, 1999, May announced it will acquire Zions Co-operative Mercantile Institution (ZCMI). ZCMI operates 14 stores in Utah and Idaho. Under the merger agreement, shareholders of ZCMI will receive shares of May Common Stock equivalent to $22.50 for each share of ZCMI. May expects to issue approximately
1.5 million shares of May Common Stock valued at approximately $52 million to complete the transaction. May plans to repurchase a comparable number of May common shares in the open market as an addition to the Stock Repurchase Program authorized in the first quarter of 1999. The transaction is expected to close in the fourth quarter of 1999, will be accounted for as a purchase, and will not have a material impact on the May's financial statements.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information for The May
Department Stores Company, New York, is set forth below for 1999 and 1998.

                           October 30,   January 30,
                              1999          1999
Financial Position

   Current assets            $5,292       $ 4,984
   Noncurrent assets          6,053         5,557
   Current liabilities        2,800         2,083
   Noncurrent liabilities     7,582         7,815
                                 5

                          13 Weeks Ended         39 Weeks Ended
                        Oct. 30,  Oct. 31,    Oct. 30,  Oct. 31,
                          1999      1998        1999      1998
Operating Results

   Revenues             $3,245    $ 3,089      $9,435    $8,795
   Cost of sales         2,287      2,180       6,605     6,182
   Net earnings             91         83         273       230

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                    13 Weeks Ended
                        October 30, 1999        October 31, 1998
                     Earnings Shares   EPS  Earnings  Shares   EPS
Net earnings         $  138                 $   130
ESOP preference
 shares' dividends       (5)                     (5)

Basic EPS               133    331.0 $ 0.40     125   341.7   $0.36

ESOP preference
 shares                   4     21.3              4    22.1
Assumed exercise of
 options (treasury
 stock method)            -      2.0              -     2.4

Diluted EPS          $  137    354.3 $ 0.38 $   129   366.2   $0.35

                                    39 Weeks Ended
                        October 30, 1999        October 31, 1998
                     Earnings Shares   EPS  Earnings  Shares   EPS
Net earnings         $  414                 $   371
ESOP preference
 shares' dividends      (14)                    (14)

Basic EPS               400    332.9 $ 1.20     357   345.1   $1.03

ESOP preference
 shares                  12     21.5             11    22.3
Assumed exercise of
 options (treasury
 stock method)            -      2.2              -     2.7

Diluted EPS          $  412    356.6 $ 1.15 $   368   370.1   $0.99

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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales represent the sales of stores operating at the end of the latest period. They exclude finance charge revenue and the sales of stores which have been closed and not replaced. Sales percent increases are as follows:

           Third Quarter                   First Nine Months
                    Store-for-                      Store-for-
      Total            Store             Total         Store
       5.4%               1.1%           7.5%           3.1%
                                 6

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

                                Third Quarter   First Nine Months
                                1999    1998       1999    1998

Revenues                       100.0% 100.0%     100.0%  100.0%
Cost of sales                   70.5   70.6       70.0    70.3
Selling, general and
  administrative expenses       20.3   20.2       20.4    20.4
Interest expense, net            2.2    2.3        2.3     2.3

Earnings before income taxes     7.0    6.9        7.3     7.0

Provision for income taxes      39.6*  39.6*      39.9*   39.9*

Net Earnings                     4.2%   4.2%       4.4%    4.2%

*-Percent represents effective income tax rate.

Cost of sales was $2,287 million in the 1999 third quarter, up 4.9% from $2,180 million in the 1998 third quarter. For the first nine months of 1999, cost of sales was $6,605 million, a 6.9% increase from $6,182 million in the 1998 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales decreased 0.1% in the third quarter and 0.3% in the first nine months compared with the same periods of 1998. Gross margins during the quarter and first nine months of 1999 improved due to the elimination of lower margin consumer electronics business and improved buying and occupancy expense leverage as a result of sales increases. The 1999 third quarter gross margin improvement was partially offset by higher promotional markdown levels.

Selling, general and administrative expenses were $660 million in the 1999 third quarter, compared with $625 million in the 1998 third quarter, a 5.6% increase. For the first nine months of 1999, selling, general and administrative expenses were $1,929 million compared with $1,796 million in the 1998 period, a 7.4% increase. The increases are primarily related to higher sales volume. Selling, general and administrative expenses as a percent of revenues increased 0.1% for the third quarter of 1999 as compared with 1998 primarily due to higher retirement and profit sharing
expenses.   Selling, general and administrative expenses as a
percent of revenues remained constant in the first nine months of 1999 compared with the first nine months of 1998 as increases in retirement and profit sharing expenses were offset by favorable expense leverage as a result of sales increases.

Net interest expense for the third quarter and first nine months of 1999 and 1998 was as follows (millions):

                                Third Quarter     First Nine Months
                                1999   1998         1999    1998

Interest expense                $ 78   $ 79         $234    $228
Interest income                   (2)    (5)          (9)    (16)
Capitalized interest              (6)    (5)         (12)    (11)

Net Interest Expense            $ 70   $ 69         $213    $201

Operating results for the trailing years were as follows (millions, except per share):
                                                52 Weeks Ended
                                              Oct. 30,   Oct. 31,
                                                1999       1998

Net retail sales                              $ 13,700   $ 12,727
Revenues                                      $ 14,053   $ 13,087
Net earnings                                  $    892   $    816
Diluted earnings per share                    $   2.46   $   2.17

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                  Oct. 30,  Oct. 31,   Jan. 30,
                                    1999      1998       1999

Current Ratio                         1.9        2.0        2.4
Debt-Capitalization Ratio              46%        50%        45%
Fixed Charge Coverage*                4.6x       4.4x       4.5x

 * Fixed charge coverage, which is presented for the 52 weeks ended October 30, 1999, October 31, 1998, and January 30, 1999, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Year 2000 Readiness. In 1996, May began assessing and preparing its critical information systems, communications networks, equipment, and facilities for the year 2000. As of the end of fiscal 1998, May completed this assessment and substantially completed the coding, testing, and installation of necessary modifications. In fiscal 1999, May successfully tested its electronic interfaces with major merchandise and service vendors for year 2000 compliance. Since May has completed its modifications, May does not expect any material disruption of business. Through monitoring year 2000 readiness disclosures and other means, May is receiving assurances from its primary merchandise vendors and service providers regarding their year 2000 readiness.

May developed and maintains most of its application systems internally. The cost of the company's year 2000 effort totaled approximately $6 million. May incurred and expensed substantially all these costs prior to fiscal 1999.

Under the most reasonably likely worst case scenario, May does not anticipate more than isolated, temporary disruptions of its operations caused by year 2000 failures affecting either May or its primary merchandise and service vendors. May expects that its technically trained personnel, working in cooperation with key vendors and service providers, should be able to address year 2000 system issues that may arise. To the extent May's vendors are unable to deliver products and provide services due to their own year 2000 issues, May will generally have alternative sources for comparable products and services and does not expect to experience any material business disruptions. Many risks, however, such as the failure to perform by public utilities, telecommunications providers, and financial institutions, and the impact of the year 2000 issue on the economy as a whole, are outside May's control and could adversely affect May and its ability to conduct business. While May has made a significant effort to address all anticipated risks within its control, this is an event without precedent; consequently, there can be no assurance that the year 2000 issue will not have a material adverse impact on May's financial condition, operating results, or business.

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

                          THE MAY DEPARTMENT STORES COMPANY
                                    (Registrant)

Date:  December 7, 1999

                          /s/      John L. Dunham
                                   John L. Dunham
                                  Vice Chairman and
                               Chief Financial Officer

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of October 30, 1999, and October 31, 1998, and the related condensed consolidated statements of earnings for the thirteen week and thirty-nine week periods ended October 30, 1999, and October 31, 1998, and the condensed consolidated statement of cash flows for the thirty-nine week periods ended October 30, 1999, and October 31, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Arthur Andersen LLP
St. Louis, Missouri
December 7, 1999