Form 10-K405
period 2000-01-29
MAY DEPARTMENT STORES CO
filed 2000-04-19
CIK 63416

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2000
                                      OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's common stock held by non-affiliates as of April 1, 2000:  $9,073,677,069

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
320,132,360 shares of common stock, $.50 par value, as of April 1, 2000.

Documents incorporated by reference:
1. Portions of the registrant's 1999 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of the registrant's 2000 Proxy Statement, dated April
   19, 2000, are incorporated into Part III.

                                    PART I

Items 1 and 2.  Business and Description of Property

The May Department Stores Company ("May"), a corporation organized under the laws of the State of Delaware in 1976, became the successor to The May Department Stores Company, a New York corporation ("May NY") in a reincorporation from New York to Delaware pursuant to a statutory share exchange accomplished in 1996. As a result of the share exchange, May NY became a wholly-owned subsidiary of May. May NY was organized under the laws of the State of New York in 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877.

May operates eight quality regional department store companies nationwide under 12 trade names. At fiscal year-end 1999, May operated 408 department stores in 34 states and the District of Columbia. The department store companies and the markets served are shown in the table below.

   Store Company                          Markets Served

Lord & Taylor            31 markets, including New York/New Jersey
                         Metro, Chicago, Boston, Philadelphia Metro,
                         Dallas/Fort Worth, Washington D.C. Metro,
                         Detroit, Houston, Atlanta, and Miami

Hecht's and              19 markets, including Washington D.C. Metro,
Strawbridge's            Philadelphia Metro (Strawbridge's), Baltimore,
                         Norfolk, and Richmond

Foley's 17 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and
                         Oklahoma City

Robinsons-May            9 markets, including Los Angeles/Orange
                         County, Riverside/San Bernardino, Phoenix, and San Diego

Filene's 16 markets, including Boston Metro, Southern Connecticut, Hartford, Providence Metro, and Albany

Kaufmann's               21 markets, including Pittsburgh, Cleveland,
                         Buffalo, Rochester, Syracuse, and Akron

Famous-Barr, L.S.        23 markets, including St. Louis Metro, Kansas
Ayres and The            City Metro(The Jones Store), Indianapolis
Jones Store              (L.S. Ayres), Fort Wayne, and South Bend

Meier & Frank and        10 markets, including Portland/Vancouver
ZCMI                     Metro and Salt Lake City Metro (ZCMI)

May employs approximately 62,000 full-time and 72,000 part-time associates in 36 states, the District of Columbia, and nine offices overseas.

Management's Discussion and Analysis (pages 18-21) of May's 1999
Annual Report to Shareowners is incorporated herein by reference.

A. Property Ownership

   The following summarizes the property ownership of department stores at January 29, 2000:
                                                           % of Gross
                                            Number of       Building
                                             Stores*       Sq. Footage

     Entirely or mostly owned                   236              62%
     Entirely or mostly leased                   99              23
     Owned on leased land                        73              15
                                                408             100%

     * Includes a total of 22 department stores subject to financing.

B. Credit Sales

Sales at May's department stores are made for cash or credit, including May's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended January 29, 2000, 40.7% of net retail sales were made through May's credit plans.

In 1991, May formed May National Bank of Arizona (MBA) and May
National Bank of Ohio (MBO), which are indirectly wholly-owned and consolidated subsidiaries of May.

During fiscal 1999, MBA and MBO extended credit to customers of May's Lord & Taylor, Foley's, Hecht's, Strawbridge's, Robinsons-May, Filene's, Kaufmann's, Famous-Barr, L.S. Ayres, The Jones Store and Meier & Frank department stores companies. Throughout 1999, MBA and MBO sold the resulting accounts receivables at face value to May NY. In addition, MBA and MBO process remittances for their parent, Grande Levee, Inc., and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C. Competition in Retail Merchandising

May conducts its retail merchandising business under highly competitive conditions. Although May is one of the nation's largest department store retailers, it has numerous competitors at the national and local level which compete with May's individual department stores. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service, and credit availability. May believes that it is in a strong competitive position with regard to each of these factors.

D. Executive Officers of May

The names and ages (as of April 19, 2000) of all executive officers of May, and the positions and offices held with May by each such person are as follows:


          Name             Age              Positions and Offices

Eugene S. Kahn             50   President and Chief Executive Officer
Jerome T. Loeb             59   Chairman of the Board
John L. Dunham             53   Vice Chairman and Chief Financial
                                  Officer
Richard W. Bennet III      47   Vice Chairman
William P. McNamara        49   Vice Chairman
Anthony J. Torcasio        54   Vice Chairman
Judith K. Hofer            60   President and Chief Executive Officer,
                                  May Merchandising Company
R. Dean Wolfe              56   Executive Vice President
Alan E. Charlson           51   Senior Vice President and Chief Counsel
Martin M. Doerr            45   Senior Vice President
William D. Edkins          47   Senior Vice President
Lonny J. Jay               58   Senior Vice President
Jan R. Kniffen             51   Senior Vice President
Richard A. Brickson        52   Secretary and Senior Counsel
Michael G. Culhane         37   Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer's successor shall have been elected and shall qualify. Messrs. Kahn, Loeb, Torcasio, Dunham, and Wolfe are also directors of May. Mr. Torcasio will retire as an officer on September 30, 2000.

Each of the executive officers has been an officer of May for at least the last five years, with the following exceptions: Mr. Kahn served as president and chief executive officer of Filene's from 1992 to March 1996 when he became vice chairman. He was appointed executive vice chairman in June 1997 and assumed his current position in May 1998. Mr. Dunham served as chairman of May Merchandising Company from 1993 to May 1996 when he became Executive Vice President and Chief Financial Officer and an executive officer of May. He assumed his current position in November of 1999. Mr. Bennet served as president and chief executive officer of Famous-Barr from 1995 to 1997 and as president and chief executive officer of Kaufmann's from 1997 to February 2000 when he became vice chairman and an executive officer of May. Mr. McNamara served as senior vice president and general merchandise manager for May Merchandising Company from 1995 to 1997, president and chief executive officer of Famous-Barr from 1997 to 1998, and president of May Merchandising Company from 1998 to February 2000 when he became vice chairman and an executive officer of May. Ms. Hofer served as president and chief executive officer of Meier & Frank from 1988 to 1996, president and chief executive officer of Filene's from 1996 to 1999, chief executive officer of Filene's from 1999 to February 2000 when she assumed her current position and became an executive officer of May. Mr. Charlson served as senior counsel for May from 1988 to 1998 when he became senior vice president and chief counsel and an executive officer of May. Mr. Culhane was associated with the public accounting firm of Arthur Andersen LLP from 1984 to 1997. He served in a financial position for May from 1997 to 1998 when he became vice president and an executive officer of May.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which May or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 13 weeks ended January 29, 2000.

                                    PART II

Item 5.  Market for May's Common Equity and Related
         Shareowner Matters

Common Stock Dividends and Market Prices (page 21) of May's 1999
Annual Report to Shareowners are incorporated herein by reference.

Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 32 and 33) of May's 1999
Annual Report to Shareowners is incorporated herein by reference.

In addition, basic earnings per share from continuing operations and the weighted average shares used to calculate basic earnings per share for the last five years are as follows:

                             Earnings        Shares
                             Per Share    (millions)

                 1999        $  2.73           332.2
                 1998           2.43           342.6
                 1997           2.18           348.5
                 1996           1.97           370.8
                 1995           1.82           373.4

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 18-21) and Notes to
Consolidated Financial Statements (pages 26-31) of May's 1999
Annual Report to Shareowners are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements (pages 22-25), Notes to
Consolidated Financial Statements (pages 26-31), Report of
Independent Public Accountants (page 36), and Quarterly Results
(page 26) of May's 1999 Annual Report to Shareowners are incorporated herein by reference.

SUMMARIZED FINANCIAL INFORMATION - THE MAY DEPARTMENT STORES
COMPANY, NEW YORK.  Summarized financial information of The May
Department Stores Company, New York, is set forth below for 1999,
1998 and 1997.

                                      January 29,          January 30,
(Millions)                               2000                 1999

Financial Position

   Current assets                       $  5,104           $   4,984
   Noncurrent assets                       5,818               5,557
   Current liabilities                     2,425               2,083
   Noncurrent liabilities                  8,043               7,815

                                                 52 Weeks Ended
                                    Jan. 29,       Jan. 30,       Jan. 31,
                                       2000           1999          1998
Operating Results
   Revenues                         $  13,866     $  13,090      $ 12,390
   Cost of sales                        9,370         8,901         8,437
   Net earnings before
    extraordinary loss                    739           662           591
   Net earnings                           739           662           587

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

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of May) is incorporated by reference from the definitive proxy statement dated April 19, 2000, and filed pursuant to Regulation 14A. Information about executive officers of May is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  Documents filed as part of this report:
     (1)   Financial Statements.  Incorporated by reference to May's
           1999 Annual Report to Shareowners (Exhibit 13):
                                                                 Page in
                                                              Annual Report
           Financial Statements-
             Consolidated Statement of Earnings for
                the three fiscal years ended
                January 29, 2000                                     22
             Consolidated Balance Sheet -
                January 29, 2000, and January 30, 1999               23
             Consolidated Statement of Cash Flows
                for the three fiscal years ended
                January 29, 2000                                     24
             Consolidated Statement of Shareowners'
                Equity for the three fiscal years
                ended January 29, 2000                               25
           Notes to Consolidated Financial Statements              26-31
           Report of Independent Public Accountants                  36

                                                                 Page in
                                                               this Report

    (2)  Supplemental Financial Statement
         Schedule (for the three fiscal years
         ended January 29, 2000):
           Report of Independent Public Accountants
             on Schedule II                                          11
           Schedule II Valuation and Qualifying Accounts             12

     (3)   Exhibits:                                              Location

           3.1   Amended and Restated Certificate             Incorporated
                 of Incorporation of May,                     by Reference
                 dated May 22, 1996                           to Exhibit
                                                              4(a) of Post
                                                              Effective
                                                              Amendment No.
                                                              1 to Form
                                                              S-8, filed
                                                              May 29, 1996.

           3.2   Certificate of Amendment of the              Incorporated
                 Amended and Restated Certificate of          by Reference
                 Incorporation, dated May 21, 1999            to Exhibit
                                                              3(b) of Form
                                                              10-Q filed
                                                              June 8, 1999.

           3.3   By-Laws of May, as amended                   Incorporated
                                                              by Reference
                                                              to Exhibit
                                                              3(c) of Form
                                                              10-Q, filed
                                                              June 8, 1999.
                                       7

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

                                                                  Location

           10.1    1994 Stock Incentive Plan                  Filed
                                                              herewith.

           10.2    Deferred Compensatiion Plan                Filed
                                                              herewith.

           10.3    Executive Incentive Compensation           Filed
                   Plan for Corporate Executives              herewith.

           10.4    Form of Employment Agreement               Filed
                                                              herewith.

           12      Computation of Ratio of                    Filed
                   Earnings to Fixed Charges                  herewith.

           13      The May Department Stores                  Filed
                   Company 1999 Annual Report to              herewith.
                   Shareowners (only those portions
                   specifically incorporated by
                   reference shall be deemed filed
                   with the Commission)

           21      Subsidiaries of May                        Filed
                                                              herewith.

           23      Consent of Independent Public              Page 11 of
                   Accountants                                this Report.

           27      Financial Data Schedule                    Filed
                                                              herewith.

           99      Form 11-K Annual Report of the             Filed
                   Profit Sharing and Savings Plan            herewith.
                   of The May Department Stores
                   Company for the fiscal year ended
                   December 31, 1999

     (4)   Reports on Form 8-K

           None.

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


                                         THE MAY DEPARTMENT STORES COMPANY


Date:  April 19, 2000                    By:  /s/    John L. Dunham
                                                     John L. Dunham
                                              Director, Vice Chairman and
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.


      Date                      Signature                       Title


                       Principal Executive Officer:


April 19, 2000     /s/        Eugene S. Kahn            Director,
                              Eugene S. Kahn            President and
                                                        Chief Executive
                                                        Officer


                          Principal Financial and
                            Accounting Officer:


April 19, 2000     /s/        John L. Dunham            Director,
                              John L. Dunham            Vice Chairman and
                                                        Chief Financial
                                                        Officer

                                Directors:


April 19, 2000     /s/        Jerome T. Loeb            Director and
                              Jerome T. Loeb            Chairman of the
                                                        Board

      Date                      Signature                 Title



April 19, 2000     /s/      Anthony J. Torcasio         Director and Vice
                            Anthony J. Torcasio         Chairman


April 19, 2000     /s/         R. Dean Wolfe            Director and
                               R. Dean Wolfe            Executive Vice
                                                        President


April 19, 2000     /s/        Marsha J. Evans           Director
                              Marsha J. Evans


April 19, 2000     /s/       Helene L. Kaplan           Director
                             Helene L. Kaplan


April 19, 2000     /s/        James M. Kilts            Director
                              James M. Kilts


April 19, 2000     /s/       Russell E. Palmer          Director
                             Russell E. Palmer


April 19, 2000     /s/      Michael R. Quinlan          Director
                            Michael R. Quinlan


April 19, 2000     /s/      William P. Stiritz          Director
                            William P. Stiritz


April 19, 2000     /s/       Robert D. Storey           Director
                             Robert D. Storey

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form
10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The Schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 9, 2000





                                                            Exhibit 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended January 29, 2000 into the Company's previously filed Registration Statements on Form S-3 (No. 333-71413, 333-71413-01, 333-11539 and 333-11539-01)
and Form S-8 (No. 33-21415, 33-98045, 33-58985, 333-00957 and
333-76227).



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 19, 2000

                                                                   SCHEDULE II

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE THREE FISCAL YEARS ENDED January 29, 2000

(Millions)

                                          Charges
                                         to costs
                                            and
                             Balance     expenses                    Balance
                            beginning    and other    Deductions     end of
                            of period   adjustments       (a)        period


FISCAL YEAR ENDED
  January 29, 2000
     Allowance for
        uncollectible
        accounts               $   82       $  81         $  (87)     $  76

FISCAL YEAR ENDED
  January 30, 1999
     Allowance for
        uncollectible
        accounts               $   96       $  79         $  (93)     $  82

FISCAL YEAR ENDED
  JANUARY 31, 1998
     Allowance for
        uncollectible
        accounts               $  104       $ 104         $ (112)     $  96





(a) Write-off of accounts determined to be uncollectible, net of recoveries of $23 million in 1999, $25 million in 1998 and $26 million in 1997.

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


                                                                Jurisdiction
                                                                  in which
                           Name                                   organized

 The May Department Stores Company                              New York

 May Merchandising Company                                      Delaware

 May Department Stores International, Inc.                      Delaware

 May Capital, Inc.                                              Delaware

 Grande Levee, Inc.                                             Nevada

 Leadville Insurance Company                                    Vermont

 Snowdin Insurance Company                                      Vermont