Form 10-Q
period 2000-04-29
MAY DEPARTMENT STORES CO
filed 2000-06-06
CIK 63416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
317,891,786 shares of common stock, $.50 par value, as of April 29, 2000.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(Millions)
                                        April 29,     May 1,      Jan. 29,
ASSETS                                    2000         1999         2000

Current Assets:
  Cash and cash equivalents            $       40   $      152   $       41
  Accounts receivable, net                  1,913        1,906        2,173
  Merchandise inventories                   3,191        2,930        2,817
  Other current assets                         83           69           84
     Total Current Assets                   5,227        5,057        5,115

Property and Equipment, at cost             7,945        7,356        7,797
Accumulated Depreciation                   (3,136)      (2,850)      (3,028)
  Net Property and Equipment                4,809        4,506        4,769

Goodwill and Other Assets                   1,044        1,021        1,051

     Total Assets                      $   11,080   $   10,584   $   10,935


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable                        $       49   $        -   $        -
  Current maturities of
    long-term debt                            260          104          259
  Accounts payable                          1,323        1,181        1,030
  Accrued expenses                            824          741          892
  Income taxes                                100           78          234
    Total Current Liabilities               2,556        2,104        2,415

Long-term Debt                              3,709        3,791        3,560

Deferred Income Taxes                         548          489          540

Other Liabilities                             307          306          314

ESOP Preference Shares                        311          325          315

Unearned Compensation                        (248)        (277)        (286)

Shareowners' Equity                         3,897        3,846        4,077

    Total Liabilities and
        Shareowners' Equity            $   11,080   $   10,584   $   10,935


          The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)


(Millions, except per share)                             13 Weeks Ended
                                                      April 29,     May 1,
                                                        2000         1999

Net Retail Sales                                     $    3,041   $    2,937

Revenues                                             $    3,050   $    2,989
Cost of sales                                             2,141        2,086
Selling, general and
  administrative expenses                                   638          629
Interest expense, net                                        71           71
Earnings before income taxes                                200          203
Provision for income taxes                                   80           81

Net Earnings                                         $      120   $      122

Basic earnings per share                             $      .36   $      .35

Diluted earnings per share                           $      .35   $      .34

Dividends paid per common share                      $  .23-1/4   $  .22-1/4

Weighted average shares outstanding:
  Basic                                                   322.5        334.7
  Diluted                                                 344.2        358.6






          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions)                                              13 Weeks Ended
                                                    April 29,       May 1,
                                                      2000           1999
Operating Activities:
 Net earnings                                      $       120   $       122
 Depreciation and amortization                             119           111
 Decrease (increase) in working capital                    (29)            3
 Other, net                                                  4            18

                                                           214           254

Investing Activities:
 Net additions to property and equipment                  (153)          (97)

                                                          (153)          (97)

Financing Activities:
 Net issuances of notes payable                             49             -
 Net issuances (repayments) of long-term
    debt                                                   192            (2)
 Net purchases of common stock                            (223)          (36)
 Dividend payments, net of tax benefit                     (80)          (79)

                                                           (62)         (117)

Increase (decrease) in Cash and Cash
    Equivalents                                    $        (1)  $        40




Cash paid during the period:

 Interest                                          $        67   $        70
 Income Taxes                                              202           181




          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 26-31) in the 1999 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 2000 and 1999.

Long-term Debt. During the first quarter of 2000, the company issued $200 million of 7.875% debentures due March 1, 2030. Subsequent to the first quarter of 2000, the company issued $250 million of 8.75% debentures due May 15, 2029 and $200 million of 8.5% debentures due June 1, 2019. The company intends to use the net proceeds from the sale of the debentures for stock repurchases, capital expenditures, working capital needs, and other general corporate purposes including investments and acquisitions.

Common Stock Repurchase Program. During the first quarter of 2000, May's board of directors authorized a common stock repurchase program of up to $650 million. This authorization, combined with the remaining $139 million of common stock repurchases related to the 1999 stock purchase program, allows May to purchase up to $789 million of common stock in 2000. Through the end of the first quarter, May has repurchased approximately $217 million of common stock, or approximately 7.8 million shares at an average price of $28 per share. Such purchases are being made in the open market as market conditions and regulatory rules allow.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information for The May
Department Stores Company, New York, is set forth below for 2000 and 1999.

                                          April 29,    Jan. 29,
                                            2000         2000
Financial Position

   Current assets                         $  5,213      $ 5,104
   Noncurrent assets                         6,093        5,818
   Current liabilities                       2,543        2,425
   Noncurrent liabilities                    8,198        8,043

                                             13 Weeks Ended
                                          April 29,      May 1,
                                            2000         1999
Operating Results

   Revenues                               $  3,050      $ 2,989
   Cost of sales                             2,141        2,086
   Net earnings                                 68           75

Earnings per share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                           13 Weeks Ended
                              April 29, 2000               May 1, 1999
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings            $   120                    $    122
ESOP preference
 shares' dividends           (5)                         (5)

Basic EPS                   115     322.5  $ 0.36       117    334.7   $  0.35

ESOP preference
 shares                       4      20.9                 4     21.7
Assumed exercise of
 options (treasury
 stock method)                -       0.8                 -      2.2

Diluted EPS             $   119     344.2  $ 0.35  $    121    358.6   $  0.34

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales (sales) represent sales of stores operating at the end of the latest period including lease department sales and excluding finance charge revenues and the sales of stores that have been closed and not replaced. Store-for-store sales represent sales of those stores open during both periods. Sales percent increases are as follows:
                                                         Store-for-
                                           Total            Store

     13 Weeks Ended April 29, 2000           3.5%             0.0%

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2000 and 1999.
Revenues include sales from all stores operating during the period, finance charge revenues and lease department income.

                                            2000          1999

  Revenues                                  100.0%         100.0%
  Cost of sales                              70.2           69.8
  Selling, general and
    administrative expenses                  20.9           21.0
  Interest expense, net                       2.4            2.4

  Earnings before income taxes                6.5            6.8

  Provision for income taxes                 40.0*          40.0*

  Net Earnings                                3.9%           4.1%

  *-Percent represents effective income tax rate.

Cost of sales was $2,141 million in the 2000 first quarter, up 2.6% from $2,086 million in the 1999 first quarter. The overall increase is primarily related to higher sales. As a percent of revenues, cost of sales increased 0.4% compared with the first quarter of 1999 due to higher markdowns and an increase in buying and occupancy costs.

Selling, general and administrative expenses were $638 million in the 2000 first quarter, compared with $629 million in the 1999 first quarter, a 1.5% increase. The increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percent of revenues decreased 0.1% for the first quarter of 2000 as compared with 1999 mainly due to lower employee benefit expenses which were partially offset by increases in payroll expenses.

Net interest expense for the first quarter 2000 and 1999 was as follows (millions):
                                             2000           1999

  Interest expense                          $  79          $  78
  Interest income                              (4)            (4)
  Capitalized interest                         (4)            (3)
     Net Interest Expense                   $  71          $  71

Operating results for the trailing years were as follows (millions, except per share):
                                                         52 Weeks Ended
                                                     April 29,       May 1,
                                                       2000           1999

 Net retail sales                                   $   13,958    $     13,266
 Revenues                                               13,927          13,319
 Net earnings                                              925             861
 Diluted earnings per share                               2.61            2.35

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                         April 29,     May 1,      Jan. 29,
                                           2000         1999         2000

Current Ratio                               2.0          2.4          2.1
Debt-Capitalization Ratio                    46%          45%          44%
Fixed Charge Coverage*                      4.8x         4.5x         4.8x

  * Fixed charge coverage, which is presented for the 52 weeks ended April 29, 2000, May 1, 1999 and January 29, 2000, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt and total rent expense.

Forward-looking Statements. Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include, but are not limited to: competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, and our ability to hire and retain qualified associates. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.
                                       7

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

 (b)  Reports on Form 8-K

      A report dated February 24, 2000, which contained a press release announcing registrant's January and fiscal 1999 sales results and a press release announcing registrant's fiscal 1999 earnings results, including Condensed Consolidated Results of Operations for the 13 and 52 weeks ended January 29, 2000 and a Condensed Consolidated Balance Sheet as of January 29, 2000.

      A reported dated February 29, 2000, which contained information concerning the registrant's sale of $200 million principal amount of its 7-7/8% debentures due March 1, 2030.

      A report dated April 19, 2000, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)




Date:  June 6, 2000                  /s/          John L. Dunham
                                                  John L. Dunham
                                           Executive Vice President and
                                              Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of April 29, 2000, and May 1, 1999, and the related condensed consolidated statements of earnings and cash flows for the thirteen week periods ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The May Department Stores Company as of January 29, 2000, (not presented separately herein), and in our report dated February 9, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Arthur Andersen LLP
St. Louis, Missouri
June 6, 2000