Form 10-Q
period 2000-07-29
MAY DEPARTMENT STORES CO
filed 2000-09-12
CIK 63416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
297,506,875 shares of common stock, $0.50 par value, as of July 29, 2000.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(Millions)
                                           July 29,    July 31,    Jan. 29,
ASSETS                                       2000        1999        2000

Current Assets:
  Cash and cash equivalents               $      44   $     178   $      41
  Accounts receivable, net                    1,777       1,790       2,173
  Merchandise inventories                     2,983       2,718       2,817
  Other current assets                           77          65          84
     Total Current Assets                     4,881       4,751       5,115

Property and Equipment, at cost               8,092       7,545       7,797
Accumulated Depreciation                     (3,247)     (2,953)     (3,028)
  Net Property and Equipment                  4,845       4,592       4,769

Goodwill and Other Assets                     1,050       1,005       1,051

     Total Assets                         $  10,776   $  10,348   $  10,935


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable                           $      77   $       -   $       -
  Current maturities of
     long-term debt                              61         292         259
  Accounts payable                            1,020         946       1,030
  Accrued expenses                              882         841         892
  Income taxes                                   62          64         234
     Total Current Liabilities                2,102       2,143       2,415

Long-term Debt                                4,357       3,549       3,560

Deferred Income Taxes                           558         499         540

Other Liabilities                               315         304         314

ESOP Preference Shares                          307         321         315

Unearned Compensation                          (248)       (280)       (286)

Shareowners' Equity                           3,385       3,812       4,077

     Total Liabilities and
       Shareowners' Equity                $  10,776   $  10,348   $  10,935


          The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

(Millions, except per share)          13 Weeks Ended        26 Weeks Ended
                                    July 29,   July 31,  July 29,    July 31,
                                      2000       1999      2000        1999

Net retail sales                   $   3,141 $    3,062 $    6,182 $    6,001

Revenues                           $   3,131 $    3,067 $    6,181 $    6,056
Cost of sales                          2,154      2,098      4,295      4,184
Selling, general and
 administrative expenses                 670        640      1,308      1,269
Interest expense, net                     82         72        153        143
Earnings before income taxes             225        257        425        460
Provision for income taxes                90        103        170        184

Net earnings                       $     135 $      154 $      255 $      276

Basic earnings per share           $     .42 $      .45 $      .78 $      .80

Diluted earnings per share         $     .41 $      .43 $      .76 $      .77

Dividends paid per
 common share                      $ .23-1/4 $  .22-1/4 $  .46-1/2 $  .44-1/2

Weighted average shares
 outstanding:
 Basic                                 307.6      333.0      315.0      333.8
 Diluted                               329.2      356.8      336.7      357.7










          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions)                                                26 Weeks Ended
                                                       July 29,    July 31,
                                                         2000        1999
Operating Activities:
 Net earnings                                         $     255   $     276
 Depreciation and amortization                              239         225
 Decrease in working capital                                 39         190
 Other, net                                                  12          37

                                                            545         728

Investing Activities:
 Net additions to property and equipment                   (303)       (323)

                                                           (303)       (323)
Financing Activities:
 Net issuances of notes payable                              77           -
 Net issuances (repayments) of long-term debt               639         (33)
 Net purchases of common stock                             (797)       (148)
 Dividend payments, net of tax benefit                     (158)       (158)

                                                           (239)       (339)

Increase in Cash and Cash Equivalents                 $       3   $      66



Cash paid during the period:

 Interest                                             $     143   $     143
 Income Taxes                                               315         281




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 2000 and 1999. The year-to-date LIFO provision was $16 million in 2000 and 1999.

Long-term Debt. Through the end of the second quarter of 2000, the company has issued a total of $850 million in new debt: $200 million of 7.875% debentures due March 1, 2030; $250 million of 8.75% debentures due May 15, 2029; $200 million of 8.5% debentures due June 1, 2019; and $200 million of 8% debentures due July 15, 2012. The company uses the net proceeds from the sale of debentures for stock repurchases, capital expenditures, working capital needs, and other general corporate purposes including acquisitions.

Acquisition. In August 2000, the company completed the acquisition of David's Bridal, Inc. for $20 per share or approximately $436 million. David's Bridal sells bridal gowns and other bridal merchandise and currently operates 113 stores in 36 states and Puerto Rico. This acquisition will be accounted for as a purchase and will not be material to the company's financial statements.

Common Stock Repurchase Program. During the first half of 2000, the company repurchased $789 million or 28.4 million shares of May common stock at an average price of $28 per share. These repurchases completed the remaining $139 million of stock repurchases related to the 1999 stock repurchase program and the $650 million common stock repurchase program authorized by May's board of directors in 2000.

Summarized Financial Information - The May Department Stores
Company, New York.  Summarized financial information for The May
Department Stores Company, New York, is set forth below for 2000 and 1999.

(Millions)
                                 July 29,       January 29,
                                   2000            2000
Financial Position

   Current assets                $ 4,866         $  5,104
   Noncurrent assets               6,781            5,818
   Current liabilities             2,117            2,425
   Noncurrent liabilities          8,869            8,043

                               13 Weeks Ended            26 Weeks Ended
                            July 29,    July 31,     July 29,     July 31,
                              2000        1999         2000         1999
Operating Results

   Revenues                $  3,131    $  3,067       $ 6,181    $  6,056
   Cost of sales              2,154       2,098         4,295       4,184
   Net earnings                  83         107           151         182

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                           13 Weeks Ended
                               July 29, 2000              July 31, 1999
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings            $   135                    $    154
ESOP preference
 shares' dividends           (4)                         (4)

Basic EPS                   131     307.6  $ 0.42       150    333.0   $  0.45

ESOP preference
 shares                       4      20.6                 4     21.5
Assumed exercise of
 options (treasury
 stock method)                -       1.0                 -      2.3


Diluted EPS             $   135     329.2  $ 0.41  $    154    356.8   $  0.43

                                           26 Weeks Ended
                               July 29, 2000              July 31, 1999
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings            $   255                    $    276
ESOP preference
 shares' dividends           (9)                         (9)

Basic EPS                   246     315.0  $ 0.78       267    333.8   $  0.80

ESOP preference
 shares                       8      20.8                 8     21.6
Assumed exercise of
 options (treasury
 stock method)                -       0.9                 -      2.3

Diluted EPS             $   254     336.7  $ 0.76  $    275    357.7   $  0.77

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales (sales) represent the sales of stores operating at the end of the latest period including lease department sales and excluding finance charge revenues and the sales of stores that have been closed and not replaced. Store-for-store sales represent sales of those stores open during both periods. Sales percent increases (decreases) are as follows:

            Second Quarter                         First Six Months
                       Store-for-                            Store-for-
       Total              Store                 Total           Store
        2.6%              (0.6)%                3.0%             (0.3)%

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include sales from all stores operating during the period, finance charge revenues and lease department income.

                                     Second Quarter      First Six Months
                                     2000     1999         2000     1999

Revenues                            100.0%   100.0%       100.0%   100.0%
Cost of sales                        68.8     68.4         69.5     69.1
Selling, general and
  administrative expenses            21.4     20.9         21.1     20.9
Interest expense, net                 2.6      2.3          2.5      2.4

Earnings before income taxes          7.2      8.4          6.9      7.6

Provision for income taxes           40.0*    40.0*        40.0*    40.0*

Net earnings                          4.3%     5.0%         4.1%     4.6%

*-Percent represents effective income tax rate.

Cost of sales was $2,154 million in the 2000 second quarter, up 2.7% from $2,098 million in the 1999 second quarter. For the first six months of 2000, cost of sales was $4,295 million, a 2.7% increase from $4,184 million in the 1999 period. The overall increases are primarily related to higher sales. As a percent of revenues, cost of sales increased 0.4% in the second quarter and in the first six months compared with the same periods of 1999 due to a higher level of clearance markdowns, mainly in women's apparel.

Selling, general and administrative expenses were $670 million in the 2000 second quarter, compared with $640 million in the 1999 second quarter, a 4.5% increase. For the first six months of 2000, selling, general and administrative expenses were $1,308 million compared with $1,269 million in the 1999 period, a 3.0% increase. The increases are primarily related to higher sales volume.

Selling, general and administrative expenses as a percent of revenues increased 0.5% for the second quarter of 2000 as compared with 1999 mainly due to increases in payroll and advertising expenses in excess of sales growth. Selling, general and administrative expenses as a percent of revenues increased 0.2% in the first six months of 2000 compared with the first six months of 1999 due to increases in payroll and advertising expenses which were partially offset by lower employee benefit expenses.

Components of net interest expense for the second quarter and first six months of 2000 and 1999 were as follows (millions):

                                     Second Quarter        First Six Months
                                     2000    1999           2000     1999

Interest expense                     $ 89    $  78          $168     $ 156
Interest income                        (3)      (2)           (7)       (7)
Capitalized interest                   (4)      (4)           (8)       (6)
  Net Interest Expense               $ 82    $  72          $153     $ 143

Operating results for the trailing years were as follows (millions, except per share):
                                                         52 Weeks Ended
                                                      July 29,     July 31,
                                                        2000         1999

  Net retail sales                                   $  14,050    $  13,525
  Revenues                                              13,991       13,560
  Net earnings                                             906          884
  Diluted earnings per share                              2.59         2.43

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                        July 29,    July 31,    Jan. 29,
                                          2000        1999        2000

Current Ratio                                2.3         2.2          2.1
Debt-Capitalization Ratio                     52%         45%          44%
Fixed Charge Coverage*                       4.6x        4.6x         4.8x

 * Fixed charge coverage, which is presented for the 52 weeks ended July 29, 2000, July 31, 1999, and January 29, 2000, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Recent Developments

Sales for the four-week period ending August 26, 2000 were $1.02 billion, a 1.7% increase over $1.0 billion in the similar period last year. Store-for-store sales decreased 3.6%. In addition to slow back-to-school sales, clearance of spring and summer apparel merchandise has been much more difficult than expected. On
September 7, 2000 the company announced that it is taking aggressive steps to clear poor performing spring and summer goods to be properly
                                       8
positioned in the fourth quarter. Early selling on fall merchandise is encouraging, and the company expects sales to be close to plan levels in September and October. The company expects third quarter earnings to be in the range of $.23 to $.26 per share. This is below last year's third quarter results of $.38 per share.

Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform
Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include, but are not limited to:
successful completion of the inventory clearance, September and October sales being close to plan levels, competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, and our ability to hire and retain qualified associates. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareowners of registrant was held on May 19, 2000.

  (b) At the annual meeting of shareowners of registrant held on May 19, 2000, the registrant's voting securities carried
       341,059,653 votes. Action was taken with respect to:

        (i)     the election of five directors of registrant;
                                                                  Authority
                                                   For            Withheld
                John L. Dunham                  293,949,943        1,271,865
                Jerome T. Loeb                  293,940,798        1,281,010
                Russell E. Palmer               293,901,537        1,320,271
                Michael R. Quinlan              293,945,995        1,275,813
                William P. Stiritz              291,493,097        3,728,711

        (ii) a ratification of the appointment of Arthur Andersen LLP as independent auditors (292,942,149 votes in favor, 1,078,770 votes against and 1,200,889 votes abstained);

        (iii) reapproval of May's Executive Incentive Compensation Plan for Corporate Executives (282,086,227 votes in favor, 10,552,417 votes against and 2,583,158 votes abstained);

        (iv) a proposal relating to a classified board of directors (138,806,334 votes in favor, 124,736,516 votes against, 3,238,865 votes abstained and 28,440,093 not voted).

        (v) a proposal related to May's shareowner rights plan (125,396,052 votes in favor, 137,992,995 votes against, 3,393,122 votes abstained and 28,439,639 not voted).

        All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 19, 2000, filed with the Commission pursuant to Rule 12b-23 (b).

       The board of directors of registrant considers the shareowner vote on the classified board proposal at the May 19, 2000 annual meeting of shareowners a significant expression of shareowners' opinion. The board of directors has reviewed the recommendation of counsel and other advisors on this matter. Following such review, the board of directors concluded that the classified board is an important component of the registrant's system of governance and continues to be in the best interests of the shareowners. Accordingly, the board has decided to take no further action with respect to this matter at the present time, but it has concluded that it will be subject to future review and reconsideration on a periodic basis.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        (12)    - Computation of Ratio of Earnings to Fixed Charges
        (15)    - Letter Re:  Unaudited Interim Financial Information
        (27)    - Financial Data Schedule

  (b)   Reports on Form 8-K

        A report dated May 23, 2000, which contained information concerning the registrant's sale of $250 million principal amount of its 8-3/4% debentures due May 15, 2029.

        A report dated June 5, 2000, which contained information concerning the registrant's sale of $200 million principal amount of its 8-1/2% debentures due June 1, 2019.

        A report dated July 14, 2000, which contained information concerning the registrant's sale of $200 million principal amount of its 8% debentures due July 15, 2012.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE MAY DEPARTMENT STORES COMPANY
                                          (Registrant)

Date:  September 12, 2000

                              /s/        John L. Dunham
                                         John L. Dunham
                                        Vice Chairman and
                                     Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of July 29, 2000, and July 31, 1999, and the related condensed consolidated statements of earnings for the thirteen week and twenty-six week periods ended July 29, 2000, and July 31, 1999, and the condensed consolidated statement of cash flows for the twenty-six week periods ended July 29, 2000, and July 31, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The May Department Stores Company as of January 29, 2000, and the related consolidated statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Arthur Andersen LLP
St. Louis, Missouri
September 12, 2000