Form 10-Q
period 2000-10-28
MAY DEPARTMENT STORES CO
filed 2000-12-05
CIK 63416

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark one)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 28, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
297,776,135 shares of common stock, $0.50 par value, as of October
28, 2000.

                   PART 1 - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS
         THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)

(Millions)
                                     Oct. 28,  Oct. 30,   Jan. 29,
ASSETS                                 2000      1999       2000
Current Assets:
  Cash and cash equivalents          $     56  $     34   $     41
  Accounts receivable, net              1,868     1,817      2,173
  Merchandise inventories               3,582     3,382      2,817
  Other current assets                    100        70         84
     Total Current Assets               5,606     5,303      5,115

Property and Equipment, at cost         8,036     7,623      7,797
Accumulated Depreciation               (3,157)   (2,925)    (3,028)
  Property and Equipment, net           4,879     4,698      4,769

Goodwill and Other Assets               1,394     1,024      1,051

     Total Assets                    $ 11,879  $ 11,025   $ 10,935


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable                      $    478  $    176   $      -
  Current maturities of
     long-term debt                        86       264        259
  Accounts payable                      1,437     1,415      1,030
  Accrued expenses                        968       886        892
  Income taxes payable                     24        34        234
     Total Current Liabilities          2,993     2,775      2,415

Long-term Debt                          4,540     3,567      3,560

Deferred Income Taxes                     568       506        540

Other Liabilities                         322       309        314

ESOP Preference Shares                    303       318        315

Unearned Compensation                    (248)     (283)      (286)

Shareowners' Equity                     3,401     3,833      4,077

     Total Liabilities and
       Shareowners' Equity           $ 11,879  $ 11,025   $ 10,935


     The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

         THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             (Unaudited)

(Millions, except per share)     13 Weeks Ended    39 Weeks Ended
                               Oct. 28, Oct. 30,  Oct. 28,  Oct. 30,
                                 2000     1999      2000      1999

Net retail sales               $  3,328 $  3,170 $  9,510  $  9,171

Revenues                       $  3,326 $  3,176 $  9,507  $  9,232
Cost of sales                     2,397    2,218    6,692     6,402
Selling, general and
  administrative expenses           697      660    2,005     1,929
Interest expense, net                91       70      244       213
Earnings before income taxes        141      228      566       688
Provision for income taxes           56       90      226       274
Net earnings                   $     85 $    138 $    340  $    414

Basic earnings per share       $    .28 $    .40 $   1.06  $   1.20

Diluted earnings per share     $    .27 $    .38 $   1.03  $   1.15

Dividends paid per
  common share                 $.23-1/4 $.22-1/4 $.69-3/4  $.66-3/4

Weighted average shares
  outstanding:
  Basic                           297.6    331.0    309.2     332.9
  Diluted                         318.3    354.3    330.6     356.6










     The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

         THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

(Millions)                                        39 Weeks Ended
                                               Oct. 28,   Oct. 30,
                                                 2000       1999
Operating Activities:
  Net earnings                                 $    340   $    414
  Depreciation and amortization                     373        346
  Increase in working capital                      (175)       (25)
  Other, net                                         28         52

                                                    566        787

Investing Activities:
  Net additions to property and equipment          (424)      (552)
  Acquisition                                      (421)         -
                                                   (845)      (552)

Financing Activities:
  Net issuances of notes payable                    478        176
  Net issuances (repayments) of long-term debt      844        (62)
  Net purchases of common stock                    (797)      (191)
  Dividend payments, net of tax benefit            (231)      (236)

                                                    294       (313)

Increase (Decrease) in Cash and Cash
 Equivalents                                         15        (78)
Cash and cash equivalents, beginning of period       41        112
Cash and cash equivalents, end of period       $     56   $     34



Cash paid during the period:

  Interest                                     $    241   $    227
  Income Taxes                                      377        387




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

Cost of Sales. During the third quarter of 2000, the company completed its clearance of excess spring and summer merchandise, which increased cost of sales by approximately $63 million. The LIFO (last-in, first-out) provision for the third quarter was $4 million in 2000 and 1999. The year-to-date LIFO provision was $20 million in 2000 and 1999.

Long-term Debt. Through the end of the third quarter of 2000, the company has issued a total of $1.075 billion in new debt: $200 million of 7.875% debentures due March 1, 2030; $250 million of 8.75% debentures due May 15, 2029; $200 million of 8.5% debentures due June 1, 2019; $200 million of 8% debentures due July 15, 2012; and $225 million of 7.9% debentures due October 15, 2007. The company uses the net proceeds from the sale of debentures for stock repurchases, capital expenditures, working capital needs, and other general corporate purposes including acquisitions.

Acquisition. In August 2000, the company completed the acquisition of David's Bridal, Inc., which sells bridal gowns and other bridal merchandise and currently operates 122 stores in 36 states and Puerto Rico. This acquisition has been accounted for as a purchase and was not material to the company's financial statements.

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

                           October 28,   January 29,
                              2000          2000
Financial Position

   Current assets            $5,589        $ 5,104
   Noncurrent assets          7,181          5,818
   Current liabilities        3,002          2,425
   Noncurrent liabilities     9,074          8,043

                           13 Weeks Ended        39 Weeks Ended
                        Oct. 28,   Oct. 30,   Oct. 28,   Oct. 30,
                          2000       1999       2000       1999
Operating Results

   Revenues             $ 3,326    $3,176      $ 9,507   $ 9,232
   Cost of sales          2,397     2,218        6,692     6,402
   Net earnings              33        91          184       273

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                     13 Weeks Ended
                        October 28, 2000        October 30, 1999
                     Earnings  Shares  EPS  Earnings   Shares   EPS
Net earnings         $   85                 $    138
ESOP preference
 shares' dividends       (4)                      (5)

Basic EPS                81    297.6  $0.28      133   331.0  $ 0.40

ESOP preference
 shares                   4     20.4               4    21.3
Assumed exercise of
 options (treasury
 stock method)            -      0.3               -     2.0

Diluted EPS          $   85    318.3  $0.27 $    137   354.3  $ 0.38


                                     39 Weeks Ended
                        October 28, 2000        October 30, 1999
                     Earnings  Shares  EPS  Earnings   Shares   EPS
Net earnings         $  340                 $    414
ESOP preference
 shares' dividends      (14)                     (14)

Basic EPS               326    309.2  $1.06      400   332.9  $ 1.20

ESOP preference
 shares                  13     20.7              12    21.5
Assumed exercise of
 options (treasury
 stock method)            -      0.7               -     2.2

Diluted EPS          $  339    330.6  $1.03 $    412   356.6  $ 1.15


Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales (sales) represent the sales of stores operating at the end of the latest period including lease department sales and excluding finance charge revenue and the sales of stores that have been closed and not replaced. Store-for-store sales represent sales of those stores open during both periods. David's Bridal sales are included in the total sales since the acquisition date, but are not included in store-for-store sales. Sales percent increases are as follows:

           Third Quarter                    First Nine Months
                    Store-for-                       Store-for-
       Total           Store              Total         Store
       5.0%             (0.1)%            3.7%         (0.3)%

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include sales from all stores operating during the period, finance charge revenues and lease department income.
                                Third Quarter    First Nine Months
                                 2000   1999       2000    1999

Revenues                       100.0%  100.0%      100.0% 100.0%
Cost of sales                   72.1    69.8        70.4   69.4
Selling, general and
  administrative expenses       21.0    20.8        21.1   20.9
Interest expense, net            2.7     2.2         2.6    2.3

Earnings before income taxes     4.2     7.2         5.9    7.4

Provision for income taxes      39.6*   39.6*       39.9*  39.9*

Net Earnings                     2.6%    4.3%        3.6%   4.5%

*-Percent represents effective income tax rate.

Cost of sales was $2,397 million in the 2000 third quarter, up 8.1% from $2,218 million in the 1999 third quarter. For the first nine months of 2000, cost of sales was $6,692 million, a 4.5% increase from $6,402 million in the 1999 period. As a percent of revenues, cost of sales increased 2.3% in the third quarter and 1.0% in the first nine months compared with the same periods of 1999. During the third quarter of 2000, the company completed the clearance of excess spring and summer merchandise, which increased cost of sales for the third quarter and first nine months of 2000 by $63 million and increased cost of sales as a percent of revenues by 1.9% in the third quarter of 2000 and 0.7% for the first nine months of 2000. The remaining increase in cost of sales as a percent of revenues was in buying and occupancy costs.

Selling, general and administrative expenses were $697 million in the 2000 third quarter, compared with $660 million in the 1999 third quarter, a 5.6% increase. For the first nine months of 2000, selling, general and administrative expenses were $2,005 million compared with $1,929 million in the 1999 period, a 3.9% increase. Selling, general and administrative expenses as a percent of revenues increased 0.2% in the third quarter and in the first nine months compared with the same periods of 1999 due primarily to an increase in payroll and advertising expenses partially offset by lower employee benefit expenses.

Net interest expense for the third quarter and first nine months of 2000 and 1999 was as follows (millions):

                                Third Quarter     First Nine Months
                                2000    1999        2000    1999

Interest expense                $ 97    $ 78        $266    $234
Interest income                   (2)     (2)         (9)     (9)
Capitalized interest              (4)     (6)        (13)    (12)

Net Interest Expense            $ 91    $ 70        $244    $213

The increase in interest expense is due to long-term borrowings as described under long-term debt.

Operating results for the trailing years were as follows (millions, except per share):
                                                 52 Weeks Ended
                                               Oct. 28,  Oct. 30,
                                                 2000      1999

Net retail sales                              $ 14,208    $ 13,688
Revenues                                        14,141      13,709
Net earnings                                       853         892
Diluted earnings per share                        2.48        2.46

Financial Condition

Key financial ratios for the periods indicated are as follows:

                                  Oct. 28,   Oct. 30,   Jan. 29,
                                    2000       1999       2000

Current Ratio                          1.9        1.9        2.1
Debt-Capitalization Ratio               55%        46%        44%
Fixed Charge Coverage*                 4.2x       4.6x       4.8x

The debt-capitalization ratio increased as of October 28, 2000 due to the long-term borrowings described under long-term debt and the previously discussed common stock repurchase program. The fixed charge coverage ratio for the 52 weeks ended October 28, 2000 declined due to higher interest expense and lower operating earnings compared to the 52 weeks ended October 30, 1999 and January 29, 2000.

 * Fixed charge coverage, which is presented for the 52 weeks ended October 28, 2000, October 30, 1999, and January 29, 2000, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Forward-looking Statements. Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include, but are not limited to: competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, and ability to hire and retain qualified associates. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

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

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits

       (12)   - Computation of Ratio of Earnings to Fixed Charges
       (15)   - Letter Re:  Unaudited Interim Financial Information
       (27)   - Financial Data Schedule

  (b)  Reports on Form 8-K

       A report dated October 16, 2000, which contained information concerning the registrant's sale of $225 million principal amount of its 7.9% debentures due October 15, 2007.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE MAY DEPARTMENT STORES COMPANY
                                    (Registrant)

Date:  December 5, 2000

                          /s/      John L. Dunham
                                   John L. Dunham
                                  Vice Chairman and
                               Chief Financial Officer

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of October 28, 2000, and October 30, 1999, and the related condensed consolidated statements of earnings for the thirteen week and thirty-nine week periods ended October 28, 2000, and October 30, 1999, and the condensed consolidated statement of cash flows for the thirty-nine week periods ended October 28, 2000, and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

/s/ Arthur Andersen LLP
St. Louis, Missouri
December 5, 2000