Form 10-K405
period 2001-02-03
MAY DEPARTMENT STORES CO
filed 2001-04-25
CIK 63416

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K
(Mark one)
[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2001
                                         OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's common stock held by non-affiliates as of April 7, 2001:  $10,494,151,852

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
298,924,692 shares of common stock, $.50 par value, as of April 7, 2001.

Documents incorporated by reference:
1. Portions of the registrant's 2000 Annual Report to Shareowners are incorporated into Parts I and II.
2. Portions of the registrant's 2001 Proxy Statement, dated April 20, 2001, are incorporated into Part III.

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

May operates eight quality regional department store companies nationwide under 11 trade names. May also operates David's Bridal, Inc., which is the nation's largest retailer of bridal gowns and bridal-related merchandise. At fiscal year-end 2000, May operated 427 department stores and 123 David's Bridal stores in 43 states, the District of Columbia and Puerto Rico. The department store companies and the markets served are shown in the table below.

    Store Company                             Markets Served

Lord & Taylor              33 markets, including New York/New Jersey
                           Metro, Chicago, Boston, Dallas/Fort Worth,
                           Philadelphia Metro, Washington D.C. Metro,
                           Detroit, Houston, Atlanta, and Miami

Hecht's and                19 markets, including Washington D.C. Metro,
Strawbridge's              Philadelphia Metro (Strawbridge's), Baltimore,
                           Norfolk, and Richmond

Foley's 17 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and Oklahoma City

Robinsons-May              9 markets, including Los Angeles/Orange
                           County, Riverside/San Bernardino, Phoenix,
                           San Diego, and Las Vegas

Filene's 16 markets, including Boston Metro, Southern Connecticut, Hartford, Providence Metro, and Albany

Kaufmann's                 22 markets, including Pittsburgh, Cleveland,
                           Buffalo, and Rochester

Famous-Barr, L.S.          24 markets, including St. Louis Metro, Kansas
Ayres and The              City Metro(The Jones Store), and Indianapolis
Jones Store                (L.S. Ayres)

Meier & Frank              10 markets, including Portland/Vancouver
                           Metro and Salt Lake City Metro

David's Bridal             123 stores in 36 states and Puerto Rico

We plan to open 22 department stores in 2001 in the following cities:

Lord & Taylor:                                 Foley's:

Columbus, OH                                   Baton Rouge, LA (2)
Washington, D.C.                               Houston, TX
Palm Beach, FL                                 Lafayette, LA
Plano, TX                                      Memorial City, TX
Tampa, FL                                      N. Richland Hills, TX
                                               Plano, TX

Hecht's:                                       Robinsons-May:

Landover, MD                                   Chandler, AZ
Nashville, TN (5)
South Durham, NC
                                               Kaufmann's:

                                               Columbus, OH

                                               Famous-Barr:

                                               St. Louis, MO

May employs approximately 63,000 full-time and 74,000 part-time associates in 43 states, the District of Columbia, Puerto Rico and 10 offices overseas.

Management's Discussion and Analysis (pages 18-21) of May's 2000
Annual Report to Shareowners is incorporated herein by reference.

A.  Property Ownership

The following summarizes the property ownership of department stores and David's Bridal stores at February 3, 2001:


                                                            % of Gross
                                  Number of                  Building
                                   Stores*                  Sq. Footage
                               Department    David's     Department   David's
                                  Stores      Bridal        Stores      Bridal

Entirely or mostly owned          241          2             60%         2%
Entirely or mostly leased         112        121             26         98
Owned on leased land               74          -             14          -
                                  427        123            100%       100%

      *  Includes a total of 18 department stores and 2 David's
         Bridal stores subject to financing.

B.  Credit Sales

Sales at May's stores are made for cash or credit, including May's 30-day charge accounts and open-end credit plans, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended February 3, 2001, 40.3% of department store net retail sales were made through May's credit plans.

In 1991, May formed May National Bank of Arizona (MBA) and May
National Bank of Ohio (MBO), which are indirectly wholly-owned and consolidated subsidiaries of May.

During fiscal 2000, MBA and MBO extended credit to customers of May's Lord & Taylor, Foley's, Hecht's, Strawbridge's, Robinsons-May, Filene's, Kaufmann's, Famous-Barr, L.S. Ayres, The Jones Store and Meier & Frank department stores companies. Throughout 2000, MBA and MBO sold the resulting accounts receivables at face value to May NY. In addition, MBA and MBO process remittances for their parent, Grande Levee, Inc., and its other subsidiaries. MBA and MBO receive processing fee revenue for this service.

C.  Competition in Retail Merchandising

May conducts its retail merchandising business under highly competitive conditions. Although May is one of the nation's largest department store retailers, it has numerous competitors at the national and local level which compete with May's individual department stores and David's Bridal. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service, and credit availability. May believes that it is in a strong competitive position with regard to each of these factors.

D.  May Merchandising Company/May Department Stores International,
    Inc.

May Merchandising Company ("MMC"), an indirectly wholly-owned and consolidated subsidiary of May, identifies emerging fashion trends in both domestic brands and our exclusive private-label merchandise. MMC works closely with our eight department store companies and our merchandise vendors to communicate emerging fashion trends, to develop meaningful merchandise assortments and negotiate the best overall terms for delivery of merchandise in a timely manner to our stores.

May Department Stores International, Inc. ("MDSI"), a wholly-owned and consolidated subsidiary of May, is primarily a design and sourcing company. MDSI owns all trade names and marks associated with private-label merchandise and develops, designs, sources, imports, and distributes them for May. MDSI has approximately 70 to 80 private labels in use at the department store companies and employs approximately 800 persons worldwide. In addition, to its corporate office in St. Louis, MDSI operates offices in New York City and ten countries.

E.  Executive Officers of May

The names and ages (as of April 25, 2001) of all executive officers of May, and the positions and offices held with May by each such person are as follows:

    Name                    Age            Positions and Offices

Eugene S. Kahn               51   President and Chief Executive Officer
Jerome T. Loeb               60   Chairman of the Board
John L. Dunham               54   Vice Chairman and Chief Financial
                                     Officer
Richard W. Bennet III        48   Vice Chairman
William P. McNamara          50   Vice Chairman
Judith K. Hofer              61   President and Chief Executive Officer,
                                     May Merchandising Company
Thomas D. Fingleton          53   Executive Vice President
R. Dean Wolfe                57   Executive Vice President
Alan E. Charlson             52   Senior Vice President and General
                                     Counsel
Martin M. Doerr              46   Senior Vice President
William D. Edkins            48   Senior Vice President
Lonny J. Jay                 59   Senior Vice President
Jan R. Kniffen               52   Senior Vice President
Richard A. Brickson          53   Secretary and Senior Counsel
Michael G. Culhane           38   Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer's successor shall have been elected and shall qualify. Messrs. Kahn, Loeb, Dunham, and Wolfe are also directors of May. Mr. Loeb will retire as an officer and director on April 30, 2001. At that time Mr. Kahn will become chairman of the board and chief executive officer, Mr. Dunham will become president, and Mr. Fingleton will become executive vice president and chief financial officer.

Each of the executive officers has been an officer of May for at least the last five years, with the following exceptions:

- Mr. Kahn served as president and chief executive officer of Filene's from 1992 to March 1996 when he became vice chairman.
   He was appointed executive vice chairman in June 1997 and assumed his current position in May 1998.

- Mr. Dunham served as chairman of May Merchandising Company from 1993 to May 1996 when he became executive vice president and chief financial officer and an executive officer of May. He assumed his current position in November of 1999.

- Mr. Bennet served as president and chief executive officer of Famous-Barr from 1995 to 1997 and as president and chief executive officer of Kaufmann's from 1997 to February 2000 when he became vice chairman and an executive officer of May.

- Mr. McNamara served as senior vice president and general merchandise manager for May Merchandising Company from 1995 to 1997, president and chief executive officer of Famous-Barr from 1997 to 1998, and president of May Merchandising Company from 1998 to February 2000 when he became vice chairman and an executive officer of May.

- Ms. Hofer served as president and chief executive officer of Meier & Frank from 1988 to 1996, president and chief executive officer of Filene's from 1996 to 1999, chief executive officer of Filene's from 1999 to February 2000 when she assumed her current position and became an executive officer of May.

- Mr. Fingleton served as chairman of Hecht's from 1991 to May 2000 when he became executive vice president and an executive officer of May.

- Mr. Charlson served as senior counsel for May from 1988 to 1998 when he became senior vice president and chief counsel and an executive officer of May. He assumed his current position in January of 2001.

- Mr. Culhane was associated with the public accounting firm of Arthur Andersen LLP from 1984 to 1997. He served in a financial position for May from 1997 to 1998 when he became vice president and an executive officer of May.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which May or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 14 weeks ended February 3, 2001.


                                       PART II


Item 5.  Market for May's Common Equity and Related
         Shareowner Matters

Common Stock Dividends and Market Prices (page 21) of May's 2000
Annual Report to Shareowners are incorporated herein by reference.


Item 6.  Selected Financial Data

The Eleven Year Financial Summary (pages 32 and 33) of May's 2000
Annual Report to Shareowners is incorporated herein by reference.

In addition, basic earnings per share from continuing operations and the weighted average shares used to calculate basic earnings per share for the last five years are as follows:

                                Earnings         Shares
                                Per Share     (millions)

                  2000          $  2.74            306.4
                  1999             2.73            332.2
                  1998             2.43            342.6
                  1997             2.18            348.5
                  1996             1.97            370.8


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis (pages 18-21) and Notes to
Consolidated Financial Statements (pages 26-31) of May's 2000
Annual Report to Shareowners are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements (pages 22-25), Notes to
Consolidated Financial Statements (pages 26-31), Report of
Independent Public Accountants (page 36), and Quarterly Results
(page 26) of May's 2000 Annual Report to Shareowners are incorporated herein by reference.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION  -

The May Department Stores Company, Delaware ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the Parent include May Department Stores International, Inc. (MDSI), Leadville Insurance Company, Snowdin Insurance Company, and David's Bridal, Inc. and subsidiaries. Subsidiary Issuer financial statements have been restated for all periods presented to reflect a February 3, 2001, reorganization of MDSI as a direct wholly-owned subsidiary of Parent rather than of the Subsidiary Issuer. Condensed consolidating balance sheets as of February 3, 2001, and January 29, 2000, and the related condensed consolidating statements of earnings and cash flows for each of the three fiscal years in the period ended February 3, 2001, are provided as required by recent Securities and Exchange Commission rule changes.




                    Condensed Consolidating Balance Sheet
                           As of February 3, 2001

(Millions)

                               Subsidiary     Other
                         Parent  Issuer   Subsidiaries  Eliminations  Consolidated

ASSETS
Current assets:
 Cash and cash
    equivalents          $    -    $   137     $     19     $       -      $   156
 Accounts receivable,
    Net                       -      2,076           43           (38)       2,081
 Merchandise inventories      -      2,877           61             -        2,938
 Other current assets         -         86           10            (1)          95
   Total current assets       -      5,176          133           (39)       5,270

Property and equipment,
    at cost                   -      8,093           74             -        8,167
Accumulated depreciation      -     (3,254)         (14)            -       (3,268)
 Property and equipment,
    net                       -      4,839           60             -        4,899

Goodwill and other assets     -      1,062          343             -        1,405
Intercompany receivable/
 (payable)                 (648)       449          199             -            -
Investment in
   subsidiaries           4,808          -            -        (4,808)           -

   Total assets          $4,160    $11,526     $    735     $  (4,847)     $11,574

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Current maturities of
  long-term debt         $    -    $    85     $      -     $       -      $    85
 Accounts payable             -        922           43             -          965
 Accrued expenses             6        857           47           (39)         871
 Income taxes payable
  (receivable)                -        299           (6)            -          293
 Total current liabilities    6      2,163           84           (39)       2,214

Long-term debt                -      4,531            3             -        4,534
Intercompany note payable
 (receivable)                 -      3,200       (3,200)            -            -
Deferred income taxes         -        583            3             -          586
Other liabilities             -        777            -          (442)         335
ESOP preference shares      299          -            -             -          299
Unearned compensation         -       (249)           -             -         (249)
Shareowners' equity       3,855        521        3,845        (4,366)       3,855
   Total liabilities
      and shareowner's
      equity             $4,160    $11,526     $    735     $  (4,847)     $11,574



                Condensed Consolidating Statement of Earnings
                 For the Fiscal Year Ended February 3, 2001

(Millions)


                             Subsidiary    Other
                      Parent   Issuer   Subsidiaries  Eliminations Consolidated
Revenues              $    -    $14,406     $  1,283     $  (1,178)     $14,511
Cost of sales              -      9,907        1,115        (1,093)       9,929
Selling, general, and
 administrative
 expenses                  -      2,870           63           (98)       2,835
Interest expense
   (income) net:
 External                  -        346           (1)            -          345
 Intercompany              -        287         (287)            -            -
Equity in earnings
  of subsidiaries       (858)         -            -           858            -
Earnings before
  income taxes           858        996          393          (845)       1,402
Provision for
  income taxes             -        404          140             -          544
Net earnings          $  858    $   592     $    253     $    (845)     $   858



               Condensed Consolidating Statement of Cash Flows
                 For the Fiscal Year Ended February 3, 2001

(Millions)

                             Subsidiary     Other
                       Parent  Issuer   Subsidiaries  Eliminations  Consolidated
Operating activities:
 Net earnings         $  858     $  592      $   253        $ (845)      $   858
 Equity in earnings
   of subsidiaries      (858)         -            -           858             -
 Depreciation and
    amortization           -        501           10             -           511
 (Increase)in
   working capital        (8)       (41)         (22)            -           (71)
 Other, net              647       (545)         (41)          (13)           48
Total operating
   activities            639        507          200             -         1,346

Investing activities:
 Net additions to
   property and
   equipment               -       (539)         (11)            -          (550)
 Business combination   (427)         -            7             -          (420)
Total investing
   activities           (427)      (539)          (4)            -          (970)

Financing activities:
 Issuances of long-term
    debt                   -      1,076            -             -         1,076
 Repayments of long-term
    debt                   -       (241)           -             -          (241)
 Net (purchases)
   issuances of
   common stock         (815)        23            -             -          (792)
 Dividend payments      (309)         5            -             -          (304)
 Intercompany activity,
    net                  912       (725)        (187)            -             -
Total financing
   activities           (212)       138         (187)            -          (261)

Increase in cash and
 cash equivalents          -        106            9             -           115

Cash and cash
 equivalents,
 beginning of year         -         31           10             -            41

Cash and cash
 equivalents,
 end of year           $   -     $  137     $     19        $    -       $   156


                    Condensed Consolidating Balance Sheet
                           As of January 29, 2000

(Millions)


                                  Subsidiary    Other
                            Parent  Issuer   Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
 Cash and cash
    equivalents            $     -   $     31     $    10      $     -       $    41
 Accounts receivable,
     net                         -      2,171          38          (36)        2,173
 Merchandise inventories         -      2,811           6            -         2,817
 Other current assets            -         83           1            -            84
   Total current assets          -      5,096          55          (36)        5,115

Property and equipment,
   at cost                       -      7,780          17            -         7,797
Accumulated depreciation         -     (3,019)         (9)           -        (3,028)
 Property and equipment,
   net                           -      4,761           8            -         4,769

Goodwill and other assets        -      1,050           1            -         1,051
Intercompany receivable/
 (payable)                       -       (157)        157            -             -
Investment in
  subsidiaries               4,407          -           -       (4,407)            -
   Total assets            $ 4,407   $ 10,750     $   221      $(4,443)      $10,935

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Current maturities of
   long-term debt          $     -   $    259     $     -      $     -       $   259
 Accounts payable                -        982          48            -         1,030
 Accrued expenses               15        891          22          (36)          892
 Income taxes payable            -        234           -            -           234
   Total current
      liabilities               15      2,366          70          (36)        2,415

Long-term debt                   -      3,560           -            -         3,560
Intercompany note payable
 (receivable)                    -      3,200      (3,200)           -             -
Deferred income taxes            -        540           -            -           540
Other liabilities                -        743           -         (429)          314
ESOP preference shares         315          -           -            -           315
Unearned compensation            -       (286)          -            -          (286)
Shareowners' equity          4,077        627       3,351       (3,978)        4,077
   Total liabilities
     and shareowners'
     equity                $ 4,407  $  10,750     $   221      $(4,443)      $10,935



                Condensed Consolidating Statement of Earnings
                 For the Fiscal Year Ended January 29, 2000

(Millions)


                               Subsidiary     Other
                        Parent   Issuer   Subsidiaries  Eliminations   Consolidated
Revenues               $     -    $13,866      $ 1,052      $ (1,052)      $ 13,866
Cost of sales                -      9,413          937          (980)         9,370
Selling, general, and
 administrative
 expenses                    -      2,744           14           (72)         2,686
Interest expense
   (income), net:
 External                    -        287            -             -            287
 Intercompany                -        285         (285)            -              -
Equity in earnings
  of subsidiaries         (927)         -            -           927             -
Earnings before
  income taxes             927      1,137          386          (927)         1,523
Provision for
  income taxes               -        461          135             -            596
Net earnings           $   927    $   676      $   251      $   (927)      $    927


               Condensed Consolidating Statement of Cash Flows
                 For the Fiscal Year Ended January 29, 2000

(Millions)


                                  Subsidiary    Other
                          Parent     Issuer  Subsidiaries   Eliminations    Consolidated
Operating activities:
 Net earnings            $   927   $    676     $     251         $ (927)      $    927
 Equity in earnings
   of subsidiaries          (927)         -             -            927              -
 Depreciation and
   amortization                -        468             1              -            469
 (Increase) Decrease
   in working capital          6         (4)           12              -             14
 Other, net                  (14)       139            (5)             -            120
Total operating
   activities                 (8)     1,279           259              -          1,530

Investing activities:
 Net additions to
   property and
   equipment                  -        (677)           (1)             -           (678)
 Business combination         -         (40)            -              -            (40)
Total investing
   activities                 -        (717)           (1)             -           (718)

Financing activities:
 Repayments of long-term
   debt                       -        (135)            -              -           (135)
 Net (purchases)
   issuances of
   common stock            (452)         18             -              -           (434)
 Dividend payments         (319)          5             -              -           (314)
 Intercompany activity,
   net                      779        (528)         (251)             -              -
Total financing
   activities                 8        (640)         (251)             -           (883)

Increase (decrease) in
 cash and cash
 equivalents                  -         (78)            7              -            (71)

Cash and cash
 equivalents,
 beginning of year            -         109             3              -            112

Cash and cash
 equivalents,
 end of year            $     -    $     31     $      10         $    -       $     41



                Condensed Consolidating Statement of Earnings
                 For the Fiscal Year Ended January 30, 1999

(Millions)


                              Subsidiary   Other
                       Parent  Issuer   Subsidiaries  Eliminations  Consolidated
Revenues               $     -  $ 13,090   $   1,014      $ (1,014)    $  13,090
Cost of sales                -     8,945         905          (949)        8,901
Selling, general, and
 administrative
 expenses                    -     2,577           4           (65)        2,516
Interest expense
  (income), net:
 External                    -       278           -             -           278
 Intercompany                -       285        (285)            -             -
Equity in earnings
  of subsidiaries         (849)        -           -           849             -
Earnings before
  income taxes             849     1,005         390          (849)        1,395
Provision for
  income taxes               -       409         137             -           546
Net earnings           $   849  $    596   $     253      $   (849)    $     849



               Condensed Consolidating Statement of Cash Flows
                 For the Fiscal Year Ended January 30, 1999

(Millions)

                              Subsidiary   Other
                        Parent  Issuer  Subsidiaries  Eliminations  Consolidated
Operating activities:
 Net earnings           $  849  $    596   $     253        $ (849)      $   849
 Equity in earnings
   of subsidiaries        (849)        -           -           849             -
 Depreciation and
   amortization              -       437           2             -           439
 Decrease in
   working capital           1       151           6             -           158
 Other, net                 16        50          (7)            -            59
Total operating
   activities               17     1,234         254             -         1,505

Investing activities:
 Net additions to
   property and
   equipment                 -      (585)         (1)            -          (586)
 Business combination        -      (302)          -             -          (302)
Total investing
   activities                -      (887)         (1)            -          (888)

Financing activities:
 Issuances of long-term
   debt                      -       350           -             -           350
 Repayments of long-term
   debt                      -      (221)          -             -          (221)
 Net (purchases)
   issuances of
   common stock           (559)       34           -             -          (525)
 Dividend payments        (315)        7           -             -          (308)
 Intercompany activity,
   net                     857      (608)       (249)            -             -
Total financing
   activities              (17)     (438)       (249)            -          (704)

Increase (decrease) in
 cash and cash
 equivalents                 -       (91)          4             -           (87)

Cash and cash
 equivalents,
 beginning of year           -       200          (1)            -           199

Cash and cash
 equivalents,
 end of year            $    -  $    109    $      3        $    -      $    112


Prior to fiscal year-end 2000, Parent was required to provide only summarized financial information for Subsidiary Issuer, which owned 100% of MDSI's common stock before the reorganization discussed above. Below is a restatement of Subsidiary Issuer's summarized financial position as of January 29, 2000, and summarized operating results for each of the two fiscal years in the period ending January 29, 2000, as if the reorganization had occurred on February 1, 1998. The "As Reported" information was previously reported in Parent's Form 10-K filed April 20, 2000.

                                                   January 29, 2000
                                      As Reported   Adjustments     As Restated
Financial Position
    Current assets                       $5,104          $  (8)         $5,096
    Noncurrent assets                     5,818           (164)          5,654
    Current liabilities                   2,425            (59)          2,366
    Noncurrent liabilities                8,043              -           8,043

                                          Fiscal year ended January 29, 2000
                                      As Reported   Adjustments     As Restated

Operating Results
    Revenues                            $13,866          $   -         $13,866
    Cost of sales                         9,370             43           9,413
    Net earnings                            739            (63)            676

                                          Fiscal year ended January 30, 1999
                                      As Reported   Adjustments     As Restated

Operating Results
    Revenues                            $13,090          $   -         $13,090
    Cost of sales                         8,901             44           8,945
    Net earnings                            662            (66)            596

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

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of May) is incorporated by reference from the definitive proxy statement dated April 20, 2001, and filed pursuant to Regulation 14A. Information about executive officers of May is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K

(a)   Documents filed as part of this report:
      (1)   Financial Statements.  Incorporated by reference to May's
            2000 Annual Report to Shareowners (Exhibit 13):
                                                                      Page in
                                                                   Annual Report
            Financial Statements-
              Consolidated Statement of Earnings for
                  the three fiscal years ended
                  February 3, 2001                                         22
              Consolidated Balance Sheet -
                  February 3, 2001, and January 29, 2000                   23
              Consolidated Statement of Cash Flows
                  for the three fiscal years ended
                  February 3, 2001                                         24
              Consolidated Statement of Shareowners'
                  Equity for the three fiscal years
                  ended February 3, 2001                                   25
            Notes to Consolidated Financial Statements                   26-31
            Report of Independent Public Accountants                       36

                                                                      Page in
                                                                    this Report
    (2)   Supplemental Financial Statement
          Schedule (for the three fiscal years
          ended February 3, 2001):
            Report of Independent Public Accountants
              on Schedule II                                               17
            Schedule II Valuation and Qualifying Accounts                  18

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

          3.3    By-Laws of May, as amended                      Filed
                                                                 herewith.

         10.1    1994 Stock Incentive Plan                       Incorporated by
                                                                 Reference to
                                                                 Exhibit 10.1 of
                                                                 Form 10-K,
                                                                 filed April 19,
                                                                 2000.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

    (3)   Exhibits (continued):                                    Location

          10.2   Deferred Compensation Plan                      Incorporated
                                                                 by Reference to
                                                                 Exhibit 10.2 of
                                                                 Form 10-K,
                                                                 filed April 19,
                                                                 2000.

          10.3   Executive Incentive Compensation                Incorporated by
                 Plan for Corporate Executives                   Reference to
                                                                 Exhibit 10.3 of
                                                                 Form 10-K,
                                                                 filed April 19,
                                                                 2000.

          10.4   Form of Employment Agreement                    Incorporated by
                                                                 Reference to
                                                                 Exhibit 10.4 of
                                                                 Form 10-K filed
                                                                 April 19, 2000.

          12     Computation of Ratio of                         Filed
                 Earnings to Fixed Charges                       herewith.

          13     The May Department Stores                       Filed
                 Company 2000 Annual Report to                   herewith.
                 Shareowners (only those portions
                 specifically incorporated by
                 reference shall be deemed filed
                 with the Commission)

          21     Subsidiaries of May                             Filed
                                                                 herewith.

          23     Consent of Independent Public                   Page 17 of
                 Accountants                                     this Report.

          99     Form 11-K Annual Report of the                  Filed
                 Profit Sharing and Savings Plan                 herewith.
                 of The May Department Stores
                 Company for the fiscal year ended
                 December 31, 2000

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


                                            THE MAY DEPARTMENT STORES COMPANY


Date:  April 25, 2001                       By:   /s/     John L. Dunham
                                                          John L. Dunham
                                                  Director, Vice Chairman and
                                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.


      Date                         Signature                       Title


                          Principal Executive Officer:


April 25, 2001      /s/          Eugene S. Kahn             Director,
                                 Eugene S. Kahn             President and
                                                            Chief Executive
                                                            Officer


                             Principal Financial and
                               Accounting Officer:


April 25, 2001      /s/          John L. Dunham             Director,
                                 John L. Dunham             Vice Chairman and
                                                            Chief Financial
                                                            Officer

                                   Directors:


April 25, 2001      /s/          Jerome T. Loeb             Director and
                                 Jerome T. Loeb             Chairman of the
                                                            Board


April 25, 2001      /s/           R. Dean Wolfe             Director and
                                  R. Dean Wolfe             Executive Vice
                                                            President

      Date                         Signature                       Title



April 25, 2001      /s/          Marsha J. Evans            Director
                                 Marsha J. Evans


April 25, 2001      /s/          James M. Kilts             Director
                                 James M. Kilts


April 25, 2001      /s/         Russell E. Palmer           Director
                                Russell E. Palmer


April 25, 2001      /s/        Michael R. Quinlan           Director
                               Michael R. Quinlan

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The May Department Stores Company:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The May Department Stores Company's Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form
10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The Schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 14, 2001





                                                                 Exhibit 23

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Annual Report on Form 10-K for the year ended February 3, 2001 into the Company's previously filed Registration Statements on Form S-3 (No. 333-42940, 333-42940-01, 333-71413 and 333-71413-01)
and Form S-8 (No. 33-21415, 33-58985, and 333-76227).



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
1010 Market Street
St. Louis, Missouri  63101-2089
April 25, 2001


SCHEDULE II

                      THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                               VALUATION AND QUALIFYING ACCOUNTS

                       FOR THE THREE FISCAL YEARS ENDED FEBRUARY 3, 2001

                                          (Millions)

                                           Charges
                                          to costs
                                             and
                             Balance      expenses                      Balance
                            beginning     and other     Deductions      end of
                            of period    adjustments        (a)         period

FISCAL YEAR ENDED
   February 3, 2001
      Allowance for
         uncollectible
         accounts           $   76       $  91          $  (91)      $   76

FISCAL YEAR ENDED
   January 29, 2000
      Allowance for
         uncollectible
         accounts           $   82       $  81          $  (87)      $   76

FISCAL YEAR ENDED
   January 30, 1999
      Allowance for
         uncollectible
         accounts           $   96       $  79          $  (93)      $   82



(a) Write-off of accounts determined to be uncollectible, net of recoveries of $23 million in 2000, $23 million in 1999 and $25 million in 1998.


                                                                     Exhibit 12


                            THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 3, 2001


(Dollars in Millions)                         Fiscal Year Ended
                           Feb. 3,   Jan. 29,  Jan. 30,   Jan. 31,   Feb. 1,
                             2001       2000      1999       1998      1997
Earnings Available for Fixed Charges:
Pretax earnings            $ 1,402   $ 1,523   $ 1,395    $ 1,279    $ 1,232
Fixed charges (excluding
  interest capitalized and
  pretax preferred stock
  dividend requirements)       406       346       344        363        346
Dividends on ESOP
  Preference Shares            (23)      (24)      (25)       (26)       (26)
Capitalized interest
   amortization                  8         7         7          6          6
                             1,793     1,852     1,721      1,622      1,558

Fixed Charges:
Gross interest expense (a) $   395   $   340    $  339    $   353    $   341
Interest factor attributable
  to rent expense               28        22        21         23         22
                               423       362       360        376        363

Ratio of Earnings to
  Fixed Charges                4.2       5.1       4.8        4.3        4.3


(a) Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.


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

         David's Bridal, Inc.                                       Florida