Form 10-Q
period 2001-05-05
MAY DEPARTMENT STORES CO
filed 2001-06-13
CIK 63416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended May 5, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
299,199,490 shares of common stock, $.50 par value, as of May 5, 2001.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(Millions)
                                         May 5,      April 29,     Feb. 3,
ASSETS                                    2001         2000         2001

Current Assets:
  Cash and cash equivalents            $       57   $       40   $      156
  Accounts receivable, net                  1,869        1,913        2,081
  Merchandise inventories                   3,351        3,191        2,938
  Other current assets                        118           83           95
     Total Current Assets                   5,395        5,227        5,270

Property and Equipment, at cost             8,485        7,945        8,167
Accumulated Depreciation                   (3,386)      (3,136)      (3,268)
  Property and equipment, net               5,099        4,809        4,899

Goodwill and Other Assets                   1,551        1,044        1,405

     Total Assets                      $   12,045   $   11,080   $   11,574


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable                        $      378   $       49   $        -
  Current maturities of
    long-term debt                            107          260           85
  Accounts payable                          1,232        1,323          965
  Accrued expenses                            872          824          871
  Income taxes payable                        111          100          293
    Total Current Liabilities               2,700        2,556        2,214

Long-term Debt                              4,427        3,709        4,534

Deferred Income Taxes                         594          548          586

Other Liabilities                             328          307          335

ESOP Preference Shares                        296          311          299

Unearned Compensation                        (204)        (248)        (249)

Shareowners' Equity                         3,904        3,897        3,855

    Total Liabilities and
        Shareowners' Equity            $   12,045   $   11,080   $   11,574


          The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)


(Millions, except per share)                             13 Weeks Ended
                                                       May 5,      April 29,
                                                        2001         2000

Net retail sales                                     $    3,131   $    3,020

Revenues                                             $    3,153   $    3,050

Cost of sales                                             2,202        2,141

Selling, general and
  administrative expenses                                   688          638

Interest expense, net                                        86           71

Earnings before income taxes                                177          200

Provision for income taxes                                   68           80

Net earnings                                         $      109   $      120

Basic earnings per share                             $      .35   $      .36

Diluted earnings per share                           $      .34   $      .35

Dividends paid per common share                      $  .23-1/2   $  .23-1/4

Weighted average shares outstanding:
  Basic                                                   298.7        322.5
  Diluted                                                 321.2        344.2






          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions)                                              13 Weeks Ended
                                                     May 5,        April 29,
                                                      2001           2000
Operating Activities:
 Net earnings                                      $       109   $       120
 Depreciation and amortization                             130           119
 Working capital changes:
    Accounts receivable, net                               244           260
    Merchandise inventories                               (377)         (374)
    Other current assets                                   (14)           (3)
    Accounts payable                                       267           294
    Accrued expenses                                       (47)          (71)
    Income taxes payable                                  (182)         (135)
 Other, net                                                  2             4

                                                           132           214

Investing Activities:
 Net additions to property and equipment                  (203)         (153)
 Business combination                                     (304)            -

                                                          (507)         (153)

Financing Activities:
 Net issuances (repayments):
    Notes payable                                          378            49
    Long-term debt                                         (39)          192
 Net issuances (purchases) of common stock                  12          (223)
 Dividend payments, net of tax benefit                     (75)          (80)

                                                           276           (62)

Decrease in Cash and Cash Equivalents                      (99)           (1)

Cash and Cash Equivalents,
    beginning of period                                    156            41

Cash and Cash Equivalents,
    end of period                                  $        57   $        40



Cash paid during the period:

 Interest                                          $        78   $        75
 Income Taxes                                              237           202




          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 26-31) in the 2000 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the fiscal year. The seasonality of David's Bridal varies from department stores, with sales and operating results peaking in the first half of the fiscal year. David's Bridal joined May in August 2000.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the first quarter was $8 million in 2001 and 2000.

Income Taxes. The effective income tax rate for the first quarter of 2001 was 38.8%, compared with 40.0% in the first quarter of 2000, as a result of implementing corporate structure changes which favorably impact the effective tax rate.

Business Combination. In March 2001, the company completed the purchase of nine department store locations from Saks Incorporated, eight of which were reopened during the quarter. The cash purchase price includes approximately $237 million for the stores and approximately $67 million for merchandise inventories and accounts receivable. This transaction was accounted for as a purchase and did not have a material impact on the company's financial statements.

Store Purchases. In April 2001, the company completed the purchase of 15 former Wards and Bradlees stores. Nine of the 15 stores are planned as new stores and the remainder will provide expansion in existing malls, with most locations opening in 2002. Store purchases are included in net additions to property and equipment in the accompanying condensed consolidated statement of cash flows.

Common Stock Repurchase Program. During the first half of 2000, the company purchased $789 million or 28.4 million shares of May common stock. These repurchases completed the remaining $139 million of stock repurchases related to the 1999 stock repurchase program and the $650 million common stock repurchase program authorized by May's board of directors in 2000. Repurchases by quarter were:

                                        $      Shares
       First quarter 2000            $ 217        7.8
       Second quarter 2000             572       20.6
          Total                      $ 789       28.4

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Earnings per share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                           13 Weeks Ended
                                May 5, 2001              April 29, 2000
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings            $   109                    $    120
ESOP preference
 shares' dividends           (5)                         (5)

Basic EPS                   104     298.7  $ 0.35       115    322.5   $  0.36

ESOP preference
 shares                       4      19.8                 4     20.9
Assumed exercise of
 options (treasury
 stock method)                -       2.7                 -      0.8

Diluted EPS             $   108     321.2  $ 0.34  $    119    344.2   $  0.35

Condensed Consolidating Financial Information. The May Department Stores Company, Delaware ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the Parent include May Department Stores International, Inc. (MDSI), Leadville Insurance Company, Snowdin Insurance Company, and David's Bridal, Inc. and subsidiaries.

Subsidiary Issuer financial statements have been restated for all periods presented to reflect a February 3, 2001, reorganization of MDSI as a direct wholly-owned subsidiary of Parent rather than of the Subsidiary Issuer. Prior to fiscal year-end 2000, Parent was required to provide only summarized financial information for Subsidiary Issuer, which owned 100% of MDSI's common stock before the reorganization. Below is a restatement of Subsidiary Issuer's summarized financial position as of April 29, 2000, and summarized operating results for the thirteen week period ending April 29, 2000, as if the reorganization had occurred on February 1, 1998. The "As Reported" information was previously reported in Parent's Form 10-Q filed June 6, 2000.

                                               April 29, 2000
                                  As Reported  Adjustments    As Restated
Financial Position
   Current assets                 $   5,213       $   (23)     $  5,190
   Noncurrent assets                  6,093          (136)        5,957
   Current liabilities                2,543           (48)        2,495
   Noncurrent liabilities             8,198             -         8,198

                                     Thirteen weeks ended April 29, 2000
                                  As Reported  Adjustments    As Restated
Operating Results
   Revenues                       $   3,050       $     -      $  3,050
   Net earnings                          68            (9)           59

Condensed consolidating balance sheets as of May 5, 2001, April 29, 2000 and February 3, 2001 and the related condensed consolidating statements of earnings and cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000, are presented on pages 7 through 11.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                    Condensed Consolidating Balance Sheet
                               As of May 5, 2001(Millions)

                                           Subsidiary         Other
                                 Parent       Issuer       Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
 Cash and cash equivalents       $     -    $     40           $     17       $     -       $    57
 Accounts receivable, net              -       1,864                 42           (37)        1,869
 Merchandise inventories               -       3,280                 71             -         3,351
 Other current assets                  -         106                 12             -           118
   Total current assets                -       5,290                142           (37)        5,395

Property and equipment, at cost        -       8,405                 80             -         8,485
Accumulated depreciation               -      (3,370)               (16)            -        (3,386)
 Property and equipment, net           -       5,035                 64             -         5,099

Goodwill and other assets              -       1,210                341             -         1,551
Intercompany receivable
 (payable)                          (680)        458                222             -             -
Investment in subsidiaries         4,881           -                  -        (4,881)            -
   Total assets                  $ 4,201    $ 11,993           $    769       $(4,918)      $12,045

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Notes payable                   $     -    $    378           $      -       $     -       $   378
 Current maturities of long-
   term debt                           -         107                  -             -           107
 Accounts payable                      -       1,186                 46             -         1,232
 Accrued expenses                      1         856                 52           (37)          872
 Income taxes payable                  -         111                  -             -           111
Total current liabilities              1       2,638                 98           (37)        2,700

Long-term debt                         -       4,426                  1             -         4,427
Intercompany note payable
 (receivable)                          -       3,200             (3,200)            -             -
Deferred income taxes                  -         591                  3             -           594
Other liabilities                      -         775                  -          (447)          328
ESOP preference shares               296           -                  -             -           296
Unearned compensation                  -        (204)                 -             -          (204)
Shareowners' equity                3,904         567              3,867        (4,434)        3,904
   Total liabilities and
     shareowners' equity         $ 4,201    $ 11,993           $    769       $(4,918)      $12,045


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                Condensed Consolidating Statement of Earnings
                  For the Thirteen Weeks Ended May 5, 2001

(Millions)

                                        Subsidiary     Other
                                Parent     Issuer   Subsidiaries Eliminations Consolidated
Revenues                       $     -     $ 3,061       $   334      $  (242)     $ 3,153
Cost of sales                        -       2,164           262         (224)       2,202
Selling, general and
 administrative expenses             -         674            37          (23)         688
Interest expense(income), net:
 External                            -          86             -            -           86
 Intercompany                        -          71           (71)           -            -
Equity in earnings of
   subsidiaries                   (109)          -             -          109            -
Earnings before income taxes       109          66           106         (104)         177
Provision for income taxes           -          30            38            -           68
Net earnings                   $   109     $    36       $    68      $  (104)     $   109



               Condensed Consolidating Statement of Cash Flows
                  For the Thirteen Weeks Ended May 5, 2001

(Millions)
                                        Subsidiary    Other
                                 Parent   Issuer   Subsidiaries Eliminations  Consolidated
Operating activities:
 Net earnings                   $   109   $    36       $    68      $  (104)      $   109
 Equity in earnings
   of subsidiaries                 (109)        -             -          109             -
 Depreciation and amortization        -       125             5            -           130
 (Increase) Decrease in working
   capital                           (5)     (107)            3            -          (109)
 Other, net                          32         -           (25)          (5)            2
                                     27        54            51            -           132

Investing activities:
 Net additions to property and
   equipment                          -      (197)           (6)           -          (203)
 Business combination                 -      (304)            -            -          (304)
                                      -      (501)           (6)           -          (507)

Financing activities:
 Net issuances of notes payable       -       378             -            -           378
 Net repayments of long-term debt     -       (38)           (1)           -           (39)
 Net issuances of common stock        3         9             -            -            12
 Dividend payments                  (76)        1             -            -           (75)
 Intercompany, net                   46         -           (46)           -             -
				    (27)      350           (47)           -           276

Decrease in cash and
 Cash equivalents                     -       (97)           (2)           -           (99)

Cash and cash equivalents,
 beginning of year                    -       137            19            -           156


Cash and cash equivalents,
 end of year                    $     -   $    40       $    17      $     -	   $    57

                                       8

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                    Condensed Consolidating Balance Sheet
                            As of April 29, 2000

(Millions)

                                   	      Subsidiary      Other
                        	    Parent   Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
 Cash and cash equivalents       $     -    $    27        $     13       $     -        $   40
 Accounts receivable, net              -      1,913              36           (36)        1,913
 Merchandise inventories               -      3,169              22             -         3,191
 Other current assets                  -         81               2             -            83
   Total assets                        -      5,190              73           (36)        5,227

Property and equipment, at cost        -      7,927              18             -         7,945
Accumulated depreciation               -     (3,126)            (10)	        -        (3,136)
 Property and equipment, net           -      4,801               8             -         4,809

Goodwill and other assets              -      1,043               1             -         1,044
Intercompany receivable
 (payable)                          (242)       113             129             -             -
Investment in subsidiaries         4,886          -               -        (4,886)            -
   Total assets                  $ 4,244    $11,147        $    211       $(4,522)      $11,080

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Notes payable		         $     -    $    49        $      -       $      -      $    49
 Current maturities of long-
   term debt                           -        260               -              -          260
 Accounts payable                      -      1,283              40              -        1,323
 Accrued expenses                     11        829              20            (36)         824
 Income taxes payable                 25         74               1              -          100
   Total current liabilities          36      2,495              61            (36)       2,556

Long-term debt                         -      3,709               -              -        3,709
Intercompany note payable
 (receivable)                          -      3,200          (3,200)             -            -
Deferred income taxes                  -        548               -              -          548
Other liabilities                      -        741               -           (434)         307
ESOP preference shares               311          -               -              -          311
Unearned compensation                  -       (248)              -              -         (248)
Shareowners' equity                3,897        702           3,350         (4,052)       3,897
   Total liabilities and
     shareowners' equity         $ 4,244    $11,147        $    211       $ (4,522)     $11,080



CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                Condensed Consolidating Statement of Earnings
                 For the Thirteen Weeks Ended April 29, 2000

(Millions)

                                                Subsidiary       Other
                                    Parent        Issuer     Subsidiaries  Eliminations  Consolidated
Revenues                            $     -      $ 3,050          $   208       $  (208)      $ 3,050
Cost of sales                             -        2,143              190          (192)        2,141
Selling, general and
 administrative expenses                  -          656                3           (21)          638
Interest expense (income), net:
 External                                 -           71                -             -            71
 Intercompany                             -           71              (71)            -             -
Equity in earnings of subsidiaries     (120)           -                -           120             -
Earnings before income taxes            120          109               86          (115)          200
Provision for income taxes                -           50               30             -            80
Net earnings                        $   120      $    59          $    56       $  (115)      $   120



               Condensed Consolidating Statement of Cash Flows
                 For the Thirteen Weeks Ended April 29, 2000

(Millions)


                                         Subsidiary       Other
                                 Parent     Issuer    Subsidiaries   Eliminations  Consolidated
Operating activities:
 Net earnings                   $   120   $    59	   $    56  	 $  (115)       $   120
 Equity in earnings
   of subsidiaries                 (120)        -                -           120              -
 Depreciation and amortization        -       119                -             -            119
 (Increase) Decrease in working
   capital                           21       (27)             (23)            -            (29)
Other, net                          242      (260)              27            (5)             4
                                    263      (109)              60             -            214

Investing activities:
 Net additions to property and
   equipment                          -      (153)               -             -            (15)
                                      -      (153)               -             -           (153)

Financing activities:
 Net issuances of notes payable       -        49                -             -             49
 Net issuances of long-term debt      -       192                -             -            192
 Net (purchases) issuances of
   common stock                    (229)        6                -             -           (223)
 Dividend payments                  (81)        1                -             -            (80)
 Intercompany activity, net          47        10              (57)            -              -
                                   (263)      258              (57)            -            (62)
(Decrease)increase in cash and
 cash equivalents                     -        (4)               3             -             (1)

Cash and cash equivalents,
 beginning of year                    -        31               10             -             41

Cash and cash equivalents,
 end of year                    $     -   $    27          $    13       $     -        $    40


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                    Condensed Consolidating Balance Sheet
                           As of February 3, 2001

(Millions)


                                            Subsidiary         Other
                                  Parent       Issuer       Subsidiaries   Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash equivalents       $     -      $   137           $    19         $     -      $   156
 Accounts receivable, net              -        2,076                43             (38)       2,081
 Merchandise inventories               -        2,877                61               -        2,938
 Other current assets                  -           86                10              (1)          95
   Total current assets                -        5,176               133             (39)       5,270

Property and equipment, at cost        -        8,093                74               -        8,167
Accumulated depreciation               -       (3,254)              (14)              -       (3,268)
 Property and equipment, net           -        4,839                60               -        4,899

Goodwill and other assets              -        1,062               343               -        1,405
Intercompany receivable
 (payable)                          (648)         449               199               -            -
Investment in subsidiaries         4,808            -                 -          (4,808)           -
   Total assets                  $ 4,160      $11,526           $   735         $(4,847)     $11,574

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Current maturities of long-
  term debt                      $     -      $    85           $     -         $     -      $    85
 Accounts payable                      -          922                43               -          965
 Accrued expenses                      6          857                47             (39)         871
Income taxes payable
  (receivable)                         -          299                (6)              -          293
   Total current liabilities           6        2,163                84             (39)       2,214

Long-term debt                         -        4,531                 3               -        4,534
Intercompany note payable
 (receivable)                          -        3,200            (3,200)              -            -
Deferred income taxes                  -          583                 3               -          586
Other liabilities                      -          777                 -            (442)         335
ESOP preference shares               299            -                 -               -          299
Unearned compensation                  -         (249)                -               -         (249)
Shareowners' equity                3,855          521             3,845          (4,366)       3,855
   Total liabilities and
      shareowners' equity        $ 4,160      $11,526           $   735         $(4,847)     $11,574


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales (sales) represent sales of stores operating at the end of the latest period including lease department sales and excluding finance charge revenues and the sales of stores that have been closed and not replaced. Store-for-store sales represent sales of those stores open during both periods. David's Bridal sales are included in total sales for fiscal 2001 but are not included in store-for-store sales. Sales percent increases (decreases) are:
                                                         Store-for-
                                           Total            Store

  13 Weeks Ended May 5, 2001                 3.7%            (1.1)%

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2001 and 2000.
Revenues include sales from all stores operating during the period, finance charge revenues and lease department income.

                                            2001          2000

  Revenues                                  100.0%         100.0%
  Cost of sales                              69.8           70.2
  Selling, general and
    administrative expenses                  21.8           20.9
  Interest expense, net                       2.8            2.4

  Earnings before income taxes                5.6            6.5

  Provision for income taxes                 38.8*          40.0*

  Net Earnings                                3.5%           3.9%

  *-Percent represents effective income tax rate.

Cost of sales was $2,202 million in the 2001 first quarter, up 2.9% from $2,141 million in the 2000 first quarter. As a percent of revenues, cost of sales decreased 0.4% compared with the first quarter of 2000 principally due to the addition of David's Bridal, partially offset by buying and occupancy costs, which grew at a faster rate than revenues.

Selling, general and administrative expenses were $688 million in the 2001 first quarter, compared with $638 million in the 2000 first quarter, a 7.7% increase. Selling, general and administrative expenses as a percent of revenues increased 0.9% compared with the first quarter of 2000 due to the addition of David's Bridal and payroll, advertising, credit, and employee benefit expenses, which grew at a faster rate than revenues.

Net interest expense for the first quarter 2001 and 2000 was
(millions):
                                             2001           2000

  Interest expense                          $  94          $  79
  Interest income                              (4)            (4)
  Capitalized interest                         (4)            (4)
     Net Interest Expense                   $  86          $  71

Interest expense principally relates to long-term debt. In 2000, we issued $1.1 billion in new debt of which $875 million was issued subsequent to the first quarter of 2000. In the first quarter of 2001, we financed the previously described business combination and store purchases principally through short-term borrowings and cash and cash equivalents.

Short-term borrowings for the first quarter were (dollars in millions):
                                           2001          2000

 Average balance outstanding               $112           $17
 Average interest rate on
   average balance                         4.8%           6.0%

The effective income tax rate for the first quarter of 2001 was 38.8%, compared with 40.0% in the first quarter of 2000, as a result of implementing corporate structure changes which favorably impact our effective tax rate.

Operating results for the trailing years were (millions, except per share):
                                                         52 Weeks Ended
                                                     May 5,         April 29,
                                                      2001             2000

  Net retail sales                                  $  14,516        $  13,927
  Revenues                                             14,614           13,927
  Net earnings                                            847              925
  Diluted earnings per share                             2.61             2.61

Financial Condition

Cash Flows. Cash flows from operations (net earnings plus depreciation and amortization) was $239 million in the first quarter of 2001 and 2000. A portion of the cash flows from operations was used to fund seasonal working capital changes during the quarter as detailed on the accompanying condensed consolidated statement of cash flows.

Available Credit and Debt Ratings. We can borrow up to $878 million under our credit agreements. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $775 million of debt securities.

Financial Ratios.  Key financial ratios for the periods indicated
are:
                                          May 5,      April 29,     Feb. 3,
                                           2001         2000         2001

Current Ratio                               2.0          2.0          2.4
Debt-to-Capitalization Ratio                 52%          46%          50%
Fixed Charge Coverage*                      3.8x         4.8x         4.0x

The debt-to-capitalization ratio increased as of May 5, 2001 and February 3, 2001 compared with April 29, 2000 due to the issuance of debt and the repurchase of May common stock subsequent to April 29, 2000. The fixed charge coverage ratio for the 52 weeks ended May 5, 2001 declined from the 52 weeks ended April 29, 2000 due to higher interest expense and lower operating earnings.

 * Fixed charge coverage, which is presented for the 52 weeks ended May 5, 2001, April 29, 2000 and February 3, 2001, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt and total rent expense.

Recent Sales Results

Sales for the four-week period ended June 2, 2001 were $1.10 billion, a 5.8% increase from $1.04 billion in the similar period last year. Store-for-store sales increased 1.1%. Sales for the first seventeen weeks of fiscal 2001 were $4.23 billion, a 4.2% increase over $4.06 billion during the first seventeen weeks of fiscal 2000. Store-for-store sales decreased 0.5%. Sales comparisons in May 2001 benefited from the movement of a major sales promotion event from the first week of fiscal June to the last week of fiscal May 2001. The company anticipates its June performance will be adversely impacted by the shift in the promotional calendar.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders -
         None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits

      (3)    -  Bylaws of May, as amended
      (12)   -  Computation of Ratio of Earnings to Fixed Charges
      (15)   -  Letter Re:  Unaudited Interim Financial Information

 (b)  Reports on Form 8-K

      A report dated April 25, 2001, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)




Date:  June 12, 2001                 /s/        Thomas D. Fingleton
                                                Thomas D. Fingleton
                                           Executive Vice President and
                                              Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of May 5, 2001, and April 29, 2000, and the related condensed consolidated statements of earnings and cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The May Department Stores Company as of February 3, 2001, (not presented separately herein), and in our report dated February 14, 2001, we expressed an unqualified opinion on that statement.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Arthur Andersen LLP
St. Louis, Missouri
June 12, 2001



                                                                    Exhibit 15

To the Board of Directors and Shareowners of The May Department Stores Company:

We are aware that The May Department Stores Company, Inc. has incorporated by reference in its Registration Statements on Form S-3 (No. 333-42940, 333-42940-01, 333-71413 and 333-71413-01) and
Form S-8 (No. 33-21415, 33-58985, 333-59792 and 333-76227) its Form
10-Q for the quarter ended May 5, 2001, which includes our report dated June 12, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not performed any procedures subsequent to June 12, 2001.

/s/ Arthur Andersen LLP
St. Louis, Missouri
June 12, 2001

Exhibit 12
                                     THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                      COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 3, 2001 AND FOR THE
                                    THIRTEEN WEEKS ENDED MAY 5, 2001, AND APRIL 29, 2000



                                             13 Weeks Ended                     Fiscal Year Ended
                                          May 5,     April 29,   Feb. 3,   Jan. 29,  Jan. 30,   Jan. 31,    Feb. 1,
                                           2001        2000       2001       2000      1999        1998      1997

Earnings Available for Fixed Charges:

Pretax earnings from continuing
 operations                               $   177    $   200     $  1,402  $  1,523  $  1,395   $ 1,279   $  1,232
Fixed charges (excluding interest
 capitalized and pretax preferred
 stock dividend requirements)                 103         87          406       346       344       363        346
Dividends on ESOP Preference Shares            (5)        (6)         (23)      (24)      (25)      (26)       (26)
Capitalized interest amortization               2          2            8         7         7         6          6
                                              277        283        1,793     1,852     1,721     1,622      1,558

Fixed Charges:
Gross interest expense (a)                $    99    $    85     $    395  $    340  $    339   $   353   $    341
Interest factor attributable to
 rent expense                                   8          6           28        22        21        23         22
                                              107         91          423       362       360       376        363

Ratio of Earnings to Fixed Charges            2.6        3.1          4.2       5.1       4.8       4.3        4.3


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.
