Form 10-Q
period 2001-08-04
MAY DEPARTMENT STORES CO
filed 2001-09-12
CIK 63416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended August 4, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
299,204,091 shares of common stock, $.50 par value, as of August 4, 2001.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(Millions)
                                         Aug. 4,     July 29,      Feb. 3,
ASSETS                                    2001         2000         2001

Current Assets:
  Cash and cash equivalents            $       58   $       44   $      156
  Accounts receivable, net                  1,731        1,777        2,081
  Merchandise inventories                   3,140        2,983        2,938
  Other current assets                        115           77           95
     Total Current Assets                   5,044        4,881        5,270

Property and Equipment, at cost             8,675        8,092        8,167
Accumulated Depreciation                   (3,506)      (3,247)      (3,268)
  Property and equipment, net               5,169        4,845        4,899

Goodwill and Other Assets                   1,539        1,050        1,405

     Total Assets                      $   11,752   $   10,776   $   11,574


LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Notes payable                        $      191   $       77   $        -
  Current maturities of
    long-term debt                            113           61           85
  Accounts payable                          1,013        1,020          965
  Accrued expenses                            910          882          871
  Income taxes payable                        145           62          293
    Total Current Liabilities               2,372        2,102        2,214

Long-term Debt                              4,419        4,357        4,534

Deferred Income Taxes                         603          558          586

Other Liabilities                             332          315          335

ESOP Preference Shares                        292          307          299

Unearned Compensation                        (204)        (248)        (249)

Shareowners' Equity                         3,938        3,385        3,855

    Total Liabilities and
        Shareowners' Equity            $   11,752   $   10,776   $   11,574


          The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)



(Millions, except per share)          13 Weeks Ended        26 Weeks Ended
                                     Aug. 4,   July 29,   Aug. 4,   July 29,
                                      2001       2000      2001        2000


Net retail sales                   $   3,166 $    3,117 $    6,297 $    6,137

Revenues                           $   3,173 $    3,131 $    6,326 $    6,181
Cost of sales                          2,183      2,154      4,385      4,295
Selling, general and
 administrative expenses                 718        670      1,406      1,308
Interest expense, net                     89         82        175        153
Earnings before income taxes             183        225        360        425
Provision for income taxes                72         90        140        170

Net earnings                       $     111 $      135 $      220 $      255

Basic earnings per share           $     .36 $      .42 $      .71 $      .78

Diluted earnings per share         $     .35 $      .41 $      .69 $      .76

Dividends paid per
 common share                      $ .23-1/2 $  .23-1/4 $      .47 $  .46-1/2

Weighted average shares
 outstanding:
 Basic                                 299.2      307.6      299.0      315.0
 Diluted                               320.9      329.2      321.1      336.7










          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions)                                              26 Weeks Ended
                                                     Aug. 4,       July 29,
                                                      2001           2000
Operating Activities:
 Net earnings                                      $       220   $       255
 Depreciation and amortization                             260           239
 Working capital changes:
    Accounts receivable, net                               382           396
    Merchandise inventories                               (166)         (167)
    Other current assets                                   (12)           (1)
    Accounts payable                                        48            (9)
    Accrued expenses                                        (8)           (8)
    Income taxes payable                                  (148)         (172)
 Other, net                                                 17            12

                                                           593           545

Investing Activities:
 Net additions to property and equipment                  (392)         (303)
 Business combination                                     (304)            -

                                                          (696)         (303)

Financing Activities:
 Net issuances (repayments):
    Notes payable                                          191            77
    Long-term debt                                         (42)          639
 Net issuances (purchases) of common stock                   5          (797)
 Dividend payments, net of tax benefit                    (149)         (158)

                                                             5          (239)

(Decrease) Increase in Cash and Cash
   Equivalents                                             (98)            3

Cash and Cash Equivalents,
    beginning of period                                    156            41

Cash and Cash Equivalents,
    end of period                                  $        58   $        44



Cash paid during the period:

 Interest                                          $       155   $       143
 Income Taxes                                              265           315




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

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the second quarter was $8 million in 2001 and 2000. The year-to-date LIFO provision was $16 million in 2001 and 2000.

Income Taxes. The effective income tax rate for the second quarter and first six months of 2001 was 38.8%, compared with 40.0% in the second quarter and first six months of 2000, as a result of implementing corporate structure changes which favorably impact the effective tax rate.

Business Combination. In March 2001, the company completed the purchase of nine department store locations from Saks Incorporated, eight of which were reopened during the first quarter. The cash purchase price includes approximately $237 million for the stores and approximately $67 million for merchandise inventories and accounts receivable. This transaction was accounted for as a purchase and did not have a material impact on the company's financial statements.

Store Purchases. In April 2001, the company completed the purchase of 15 former Wards and Bradlees stores. Nine of the 15 stores are planned as new stores and the remainder will provide expansion in existing malls, with most locations opening in 2002. Store purchases are included in net additions to property and equipment in the accompanying condensed consolidated statement of cash flows.

Common Stock Repurchase Program. During the first half of 2000, the company purchased $789 million or 28.4 million shares of May common stock. These repurchases completed the remaining $139 million of stock repurchases related to the 1999 stock repurchase program and the $650 million common stock repurchase program authorized by May's board of directors in 2000. Repurchases by quarter were (in millions):

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

                                           13 Weeks Ended
                              August 4, 2001              July 29, 2000
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings            $   111                    $   135
ESOP preference
 shares' dividends           (4)                        (4)

Basic EPS                   107     299.2  $ 0.36      131     307.6   $  0.42

ESOP preference
 shares                       4      19.7                4      20.6
Assumed exercise of
 options (treasury
 stock method)                -       2.0                -       1.0

Diluted EPS             $   111     320.9  $ 0.35  $   135     329.2   $  0.41

                                           26 Weeks Ended
                              August 4, 2001              July 29, 2000
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings            $   220                    $    255
ESOP preference
 shares' dividends           (9)                         (9)

Basic EPS                   211     299.0  $ 0.71       246    315.0   $  0.78

ESOP preference
 shares                       9      19.7                 8     20.8
Assumed exercise of
 options (treasury
 stock method)                -       2.4                 -      0.9

Diluted EPS             $   220     321.1  $ 0.69  $    254    336.7   $  0.76


Subsequent Events. On August 17, 2001, May's board of directors authorized a common stock repurchase program of up to $400 million. The company expects to make the purchases through open-market transactions based on market conditions. As of September 10, 2001, the company repurchased $55 million or 1.6 million shares of May common stock at an average price of $34 per share.

On August 31, 2001, the company called $100 million of 9.875% debentures due in 2021. The redemption will be completed October 9, 2001. The company will record an extraordinary loss of $3 million after tax ($5 million pre-tax) or $.01 per share in the third quarter of fiscal 2001 upon completion of the early redemption.

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

Subsidiary Issuer financial statements have been restated for all periods presented to reflect a February 3, 2001, reorganization of MDSI as a direct wholly-owned subsidiary of Parent rather than of the Subsidiary Issuer. Prior to fiscal year-end 2000, Parent was required to provide only summarized financial information for Subsidiary Issuer, which owned 100% of MDSI's common stock before the reorganization. Below is a restatement of Subsidiary Issuer's summarized financial position as of July 29, 2000, and summarized operating results for the thirteen week and twenty-six week periods ending July 29, 2000, as if the reorganization had occurred on February 1, 1998. The "As Reported" information was previously reported in Parent's Form 10-Q filed September 12, 2000.


                                     Thirteen weeks ended July 29, 2000
                                  As Reported  Adjustments    As Restated
Financial Position
   Current assets                 $   4,866       $   (57)     $  4,809
   Noncurrent assets                  6,781          (187)        6,594
   Current liabilities                2,117           (91)        2,026
   Noncurrent liabilities             8,869             -         8,869

                                     Thirteen weeks ended July 29, 2000
                                  As Reported  Adjustments    As Restated
Operating Results
   Revenues                       $   3,131       $     -      $  3,131
   Net earnings                          83           (17)           66

                                    Twenty-six weeks ended July 29, 2000
                                  As Reported  Adjustments    As Restated
Operating Results
   Revenues                       $   6,181       $     -      $  6,181
   Net earnings                         151           (26)          125

Condensed consolidating balance sheets as of August 4, 2001, July 29, 2000 and February 3, 2001, the related condensed consolidating statements of earnings for the thirteen week and twenty-six week periods ended August 4, 2001 and July 29, 2000, and the related condensed consolidating statement of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000, are presented on pages 8 through 14.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Balance Sheet
As of August 4, 2001

(Millions)

                                        Subsidiary       Other
                              Parent      Issuer      Subsidiaries      Eliminations       Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents   $     -     $    38          $    20           $     -            $    58
  Accounts receivable, net          -       1,726               42               (37)             1,731
  Merchandise inventories           -       3,053               87                 -              3,140
  Other current assets              -         103               12                 -                115
     Total Current Assets           -       4,920              161               (37)             5,044

Property and Equipment, at cost     -       8,588               87                 -              8,675
Accumulated Depreciation            -      (3,488)             (18)                -             (3,506)
  Property and equipment, net       -       5,100               69                 -              5,169

Goodwill and Other Assets           -       1,200              339                 -              1,539
Intercompany (Payable)/
  Receivable                     (714)        437              277                 -                  -
Investment in Subsidiaries      4,747           -                -            (4,747)                 -
    Total Assets              $ 4,033     $11,657          $   846           $(4,784)           $11,752

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable               $     -     $   191          $     -           $     -            $   191
  Current maturities of long-
     term debt                      -         113                -                 -                113
  Accounts payable                  -         919               94                 -              1,013
  Accrued expenses                  7         883               57               (37)               910
  Income taxes payable              -         143                2                 -                145
     Total Current Liabilities      7       2,249              153               (37)             2,372

Long-term Debt                      -       4,418                1                 -              4,419
Intercompany Note Payable
  (Receivable)                      -       3,200           (3,200)                -                  -
Deferred Income Taxes               -         600                3                 -                603
Other Liabilities                   -         784                -              (452)               332
ESOP Preference Shares            292           -                -                 -                292
Unearned Compensation            (204)       (204)               -               204               (204)
Shareowners' Equity             3,938         610            3,889            (4,499)             3,938
    Total Liabilities and
    Shareowners' Equity       $ 4,033     $11,657          $   846           $(4,784)           $11,752


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Statement of Earnings
For the Thirteen Weeks Ended August 4, 2001

(Millions)

                                        Subsidiary       Other
                              Parent      Issuer      Subsidiaries      Eliminations       Consolidated
Revenues                       $     -    $ 3,093          $   416           $  (336)           $ 3,173
Cost of sales                        -      2,153              343              (313)             2,183
Selling, general, and
  administrative expenses            -        710               36               (28)               718
Interest expense (income), net:
  External                           -         89                -                 -                 89
  Intercompany                       -         71              (71)                -                  -
Equity in earnings of subsidiaries 111          -                -              (111)                 -
Earnings before income taxes       111         70              108              (106)               183
Provision for income taxes           -         32               40                 -                 72
Net earnings                   $   111    $    38          $    68           $  (106)           $   111



Condensed Consolidating Statement of Earnings
For the Twenty-six Weeks Ended August 4, 2001

(Millions)

                                        Subsidiary       Other
                               Parent     Issuer      Subsidiaries      Eliminations       Consolidated
Revenues                       $     -    $ 6,154          $   750           $  (578)           $ 6,326
Cost of sales                        -      4,317              605              (537)             4,385
Selling, general, and
  administrative expenses            -      1,384               73               (51)             1,406
Interest expense (income), net:
  External                           -        175                -                 -                175
  Intercompany                       -        142             (142)                -                  -
Equity in earnings of subsidiaries 220          -                -              (220)                 -
Earnings before income taxes       220        136              214              (210)               360
Provision for income taxes           -         62               78                 -                140
Net earnings                   $   220    $    74          $   136           $  (210)           $   220


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Statement of Cash Flows
For the Twenty-six Weeks Ended August 4, 2001

(Millions)

                                             Subsidiary      Other
                                   Parent      Issuer     Subsidiaries      Eliminations      Consolidated
Operating activities:
 Net earnings                      $   220     $    74         $   136           $  (210)          $   220
 Equity in earnings of subsidiaries   (220)          -               -               220                 -
 Depreciation and amortization           -         250              10                 -               260
 Decrease in working capital             -          54              42                 -                96
 Other, net                             66          41             (80)              (10)               17
                                        66         419             108                 -               593

Investing activities:
 Net additions to property and
    Equipment                            -        (379)            (13)                -              (392)
 Business combination                    -        (304)              -                 -              (304)
                                         -        (683)            (13)                -              (696)

Financing activities:
 Net issuances of notes payable          -         191               -                 -               191
 Net repayments of long-term
   debt                                  -         (41)             (1)                -               (42)
 Net (purchases) issuances of
    common stock                        (8)         13               -                 -                5
 Dividend payments, net of
    tax benefit                       (151)          2               -                 -              (149)
 Intercompany activity, net             93           -             (93)                -                 -
                                       (66)        165             (94)                -                 5
(Decrease) Increase in Cash and
 Cash Equivalents                        -         (99)              1                 -               (98)

Cash and Cash Equivalents,
 beginning of period                     -         137              19                 -               156

Cash and Cash Equivalents,
 end of year                       $     -     $    38         $    20           $     -           $    58


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Balance Sheet
As of July 29, 2000
(Millions)

                                                 Subsidiary     Other
                                   Parent          Issuer    Subsidiaries     Eliminations    Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents     $      -          $     23      $     21         $      -         $     44
  Accounts receivable, net             -             1,777            36              (36)           1,777
  Merchandise inventories              -             2,934            49                -            2,983
  Other current assets                 -                75             2                -               77
     Total Current Assets              -             4,809           108              (36)           4,881

Property and Equipment, at cost        -             8,074            18                -            8,092
Accumulated Depreciation               -            (3,237)          (10)               -           (3,247)
   Property and equipment, net         -             4,837             8                -            4,845

Goodwill and Other Assets              -             1,049             1                -            1,050
Intercompany (Payable)/
   Receivable                       (888)              708           180                -                -
Investment in Subsidiaries         4,337                 -             -           (4,337)               -
     Total Assets               $  3,449          $ 11,403      $    297         $ (4,373)        $ 10,776

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Notes payable                 $      -          $     77      $      -         $      -         $     77
  Current maturities of long-
   term debt                           -                61             -                -               61
  Accounts payable                     -               940            80                -            1,020
  Accrued expenses                     5               887            25              (35)             882
  Income taxes payable                 -                61             1                -               62
     Total Current Liabilities         5             2,026           106              (35)           2,102

Long-term Debt                         -             4,357             -                -            4,357
Intercompany Note Payable
  (Receivable)                         -             3,200        (3,200)               -                -
Deferred Income Taxes                  -               558             -                -              558
Other Liabilities                      -               754             -             (439)             315
ESOP Preference Shares               307                 -             -                -              307
Unearned Compensation               (248)             (248)            -              248             (248)
Shareowners' Equity                3,385               756         3,391           (4,147)           3,385
     Total Liabilities and
       Shareowners' Equity      $  3,449          $ 11,403      $    297         $ (4,373)        $ 10,776



CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Statement of Earnings
For the Thirteen Weeks Ended July 29, 2000

(Millions)

                                           Subsidiary     Other
                                  Parent     Issuer    Subsidiaries   Eliminations   Consolidated
Revenues                            $    -     $3,131       $   311       $   (311)        $3,131
Cost of sales                            -      2,164           279           (289)         2,154
Selling, general, and
  administrative expenses                -        692             5            (27)           670
Interest expense (income), net:
  External                               -         82             -              -             82
  Intercompany                           -         72           (72)             -              -
Equity in earnings of subsidiaries     135          -             -           (135)             -
Earnings before income taxes           135        121            99           (130)           225
Provision for income taxes               -         55            35              -             90
Net earnings                        $  135     $   66       $    64        $  (130)        $  135




Condensed Consolidating Statement of Earnings
For the Twenty-six Weeks Ended July 29, 2000

(Millions)

                                           Subsidiary     Other
                                  Parent      Issuer   Subsidiaries      Eliminations     Consolidated
Revenues                            $    -     $6,181        $  519           $  (519)          $6,181
Cost of sales                            -      4,307           469              (481)           4,295
Selling, general, and
  administrative expenses                -      1,348             8               (48)           1,308
Interest expense (income), net:
  External                               -        153             -                 -              153
  Intercompany                           -        143          (143)                -                -
Equity in earnings of subsidiaries     255          -             -              (255)               -
Earnings before income taxes           255        230           185              (245)             425
Provision for income taxes               -        105            65                 -              170
Net earnings                        $  255     $  125        $  120           $  (245)          $  255




CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


Condensed Consolidating Statement of Cash Flows
For the Twenty-six Weeks Ended July 29, 2000

(Millions)

                                             Subsidiary       Other
                                     Parent    Issuer      Subsidiaries     Eliminations   Consolidated
Operating activities:
   Net earnings                       $  255     $  125          $  120          $  (245)        $  255
   Equity in earnings of subsidiaries   (255)         -               -              255              -
   Depreciation and amortization           -        238               1                -            239
   (Increase) Decrease in working
     capital                              (9)        52              (4)               -             39
   Other, net                            888       (840)            (26)             (10)            12
                                         879       (425)             91                -            545

Investing activities:
  Net additions to property and
    equipment                              -       (303)              -                -           (303)
                                           -       (303)              -                -           (303)

Financing activities:
   Net issuances of notes payable          -         77               -                -             77
   Net issuances of long-term
      debt                                 -        639               -                -            639
   Net (purchases) issuances of
      common stock                      (813)        16               -                -           (797)
   Dividend payments, net of
      tax benefit                       (160)         2               -                -           (158)
   Intercompany activity, net             94        (14)            (80)               -              -
                                        (879)       720             (80)               -           (239)
(Decrease) Increase in Cash and
   Cash Equivalents                        -         (8)             11                -              3

Cash and Cash Equivalents,
   beginning of period                     -         31              10                -             41

Cash and Cash Equivalents,
   end of period                      $    -     $   23          $   21          $     -         $   44



CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                    Condensed Consolidating Balance Sheet
                           As of February 3, 2001

(Millions)


                                            Subsidiary         Other
                                  Parent       Issuer       Subsidiaries   Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash equivalents       $     -      $   137           $    19         $     -      $   156
 Accounts receivable, net              -        2,076                43             (38)       2,081
 Merchandise inventories               -        2,877                61               -        2,938
 Other current assets                  -           86                10              (1)          95
   Total current assets                -        5,176               133             (39)       5,270

Property and Equipment, at cost        -        8,093                74               -        8,167
Accumulated Depreciation               -       (3,254)              (14)              -       (3,268)
 Property and equipment, net           -        4,839                60               -        4,899

Goodwill and Other Assets              -        1,062               343               -        1,405
Intercompany (Payable)
 Receivable                         (648)         449               199               -            -
Investment in Subsidiaries         4,559            -                 -          (4,559)           -
   Total Assets                  $ 3,911      $11,526           $   735         $(4,598)     $11,574

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
 Current maturities of long-
  term debt                      $     -      $    85           $     -         $     -      $    85
 Accounts payable                      -          922                43               -          965
 Accrued expenses                      6          857                47             (39)         871
 Income taxes payable
  (receivable)                         -          299                (6)              -          293
   Total Current Liabilities           6        2,163                84             (39)       2,214

Long-term Debt                         -        4,531                 3               -        4,534
Intercompany Note Payable
 (Receivable)                          -        3,200            (3,200)              -            -
Deferred Income Taxes                  -          583                 3               -          586
Other Liabilities                      -          777                 -            (442)         335
ESOP Preference Shares               299            -                 -               -          299
Unearned Compensation               (249)        (249)                -             249         (249)
Shareowners' Equity                3,855          521             3,845          (4,366)       3,855
   Total Liabilities and
      Shareowners' Equity        $ 3,911      $11,526           $   735         $(4,598)     $11,574


                                             14

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net retail sales (sales) represent sales of stores operating at the end of the latest period including lease department sales and excluding finance charge revenues and the sales of stores that have been closed and not replaced. Store-for-store sales represent sales of those stores open during both periods. David's Bridal sales are included in the total sales for fiscal 2001, but are not included in store-for-store sales. Sales percent increases (decreases) are as follows:

            Second Quarter                         First Six Months
                       Store-for-                            Store-for-
       Total              Store                 Total           Store
        1.6%               (3.1)%                2.6%            (2.1)%

The following table presents the components of costs and expenses, as a percent of revenues. Revenues include sales from all stores operating during the period, finance charge revenues and lease department income.

                                     Second Quarter      First Six Months
                                     2001     2000         2001     2000

Revenues                            100.0%   100.0%       100.0%   100.0%
Cost of sales                        68.8     68.8         69.3     69.5
Selling, general and
  administrative expenses            22.6     21.4         22.2     21.1
Interest expense, net                 2.8      2.6          2.8      2.5

Earnings before income taxes          5.8      7.2          5.7      6.9

Provision for income taxes           38.8*    40.0*        38.8*    40.0*

Net earnings                          3.5%     4.3%         3.5%     4.1%

* - Percent represents effective income tax rate.

Cost of sales was $2,183 million in the 2001 second quarter, up
1.3% from $2,154 million in the 2000 second quarter. For the first six months of 2001, cost of sales was $4,385 million, a 2.1% increase from $4,295 million in the 2000 period. The overall increases are primarily related to higher sales.

As a percent of revenues, cost of sales for the second quarter of 2001 was equal to last year in the second quarter as increases in department store buying and occupancy costs were offset by the addition of David's Bridal. For the first six months of 2001, cost of sales as a percent of revenues decreased 0.2% principally due to the addition of David's Bridal, partially offset by department store buying and occupancy costs, which grew at a faster rate than revenues.

Selling, general and administrative expenses were $718 million in the 2001 second quarter, compared with $670 million in the 2000 second quarter, a 7.2% increase. For the first six months of 2001, selling, general and administrative expenses were $1,406 million compared with $1,308 million in the 2000 period, a 7.5% increase.

Selling, general and administrative expenses as a percent of revenues increased 1.2% for the second quarter of 2001 as compared with 2000. Selling, general and administrative expenses as a percent of revenues increased 1.1% in the first six months of 2001 compared with the first six months of 2000. The increases are primarily due to department store payroll, advertising, employee benefit expenses, and credit, which grew at a faster rate than revenues, and the addition of David's Bridal.

Components of net interest expense for the second quarter and first six months of 2001 and 2000 were as follows (millions):

                                     Second Quarter        First Six Months
                                     2001    2000           2001     2000

Interest expense                     $ 96    $  89          $190     $ 168
Interest income                        (1)      (3)           (5)       (7)
Capitalized interest                   (6)      (4)          (10)       (8)
  Net Interest Expense               $ 89    $  82          $175     $ 153

Interest expense principally relates to long-term debt. In 2000, we issued $1.1 billion in new debt of which $225 million was issued subsequent to the second quarter of 2000. In the first quarter of 2001, we financed the previously described business combination and store purchases principally through short-term borrowings and cash and cash equivalents.

Short-term borrowings for the second quarter and first six months were (dollars in millions):

                                     Second Quarter         First Six Months
                                       2001   2000           2001     2000

  Average balance outstanding          $371   $124           $242      $71
  Average interest rate on
    average balance                     4.0%   6.5%           4.2%     6.5%

The effective income tax rate for the second quarter and first six months of 2001 was 38.8%, compared with 40.0% in the second quarter and first six months of 2000, as a result of implementing corporate structure changes which favorably impact our effective tax rate.

Operating results for the trailing years were as follows (millions, except per share):
                                                         52 Weeks Ended
                                                       Aug. 4,    July 29,
                                                        2001         2000

  Net retail sales                                   $  14,548    $  13,997
  Revenues                                              14,656       13,991
  Net earnings                                             823          906
  Diluted earnings per share                              2.55         2.59

Financial Condition

Cash Flows. Cash flows from operations (net earnings plus depreciation and amortization) were $480 million and $494 million in the first six months of 2001 and 2000, respectively. A portion of the cash flows from operations was used to fund seasonal working capital changes during the quarter as detailed on the accompanying condensed consolidated statement of cash flows.

Available Credit and Debt Ratings. We can borrow up to $1.030 billion under our credit agreements. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $775 million of debt securities.

Financial Ratios. Key financial ratios for the periods indicated are as follows:

                                         Aug. 4,    July 29,     Feb. 3,
                                          2001        2000        2001

Current Ratio                                2.1         2.3         2.4
Debt-Capitalization Ratio                     51%         52%         50%
Fixed Charge Coverage*                       3.7x        4.6x        4.0x

The fixed charge coverage ratio for the 52 weeks ended August 4, 2001 declined from the 52 weeks ended July 29, 2000 due to higher interest expense and lower operating earnings.

 * Fixed charge coverage, which is presented for the 52 weeks ended August 4, 2001, July 29, 2000, and February 3, 2001, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Subsequent Events and Recent Sales Results

On August 17, 2001, May's board of directors authorized a common stock repurchase program of up to $400 million. The company expects to make the purchases through open-market transactions based on market conditions.
As of September 10, 2001, the company repurchased $55 million or
1.6 million shares of May common stock at an average price of $34 per share.

On August 31, 2001, the company called $100 million of 9.875% debentures due in 2021. The redemption will be completed October 9, 2001. The company will record an extraordinary loss of $3 million after tax ($5 million pre-tax) or $.01 per share in the third quarter of fiscal 2001 upon completion of the early redemption.

Sales for the four-week period ending September 1, 2001 were $1.05 billion, a 3.3% increase over $1.01 billion in the similar period last year. Store-for-store sales increased 0.3%. Sales for the first seven months of fiscal 2001 were $7.34 billion, a 2.7% increase, compared with $7.15 billion during the first seven months of fiscal 2000. Store-for-store sales decreased 1.7%.

Impact of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001.

SFAS No. 142 requires that goodwill and other intangible assets that are acquired shall be initially recognized and measured based on their fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 is effective for fiscal 2002 which commences on February 3, 2002.

Our preliminary evaluation of the impact of these new standards indicates that adoption of these standards in fiscal 2002 will not have a material impact on the company's annual operating results or financial position.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareowners of registrant was held on May 25, 2001.

  (b) At the annual meeting of shareowners of registrant held on May 25, 2001, the registrant's voting securities carried
        318,556,805 votes, of which 279,225,229 were voted at the meeting. Action was taken with respect to:

        (i)     the election of five directors of registrant;
                                                                  Authority
                                                   For            Withheld
                Eugene S. Kahn                  275,286,616        3,938,613
                Helene L. Kaplan                275,559,618        3,665,611
                James M. Kilts                  275,556,163        3,669,066
                William D. Perez                275,654,913        3,570,316
                R. Dean Wolfe                   275,651,550        3,573,679

        (ii) a ratification of the appointment of Arthur Andersen LLP as independent auditors (275,180,903 votes in favor, 2,832,490 votes against and 1,211,836 votes abstained);

        (iii) a proposal relating to a classified board of directors (130,427,893 votes in favor, 108,556,103 votes against, 6,949,662 votes abstained and 33,291,571 not voted).

        All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 20, 2001, filed with the Commission pursuant to Rule 12b-23 (b).

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        (10.1)    -  364-Day Credit Agreement dated as of July 31,
                     2001  among The May Department Stores Company, a
                     New York corporation, as Borrower, The May

                     Department Stores Company, a Delaware
                     corporation, as Guarantor, certain Lenders,
                     Citibank, N.A., as Agent for the Lenders, The Bank of New York, Bank One, NA, First Union National Bank and The Chase Manhattan Bank, as co-syndication agents, and Salomon Smith Barney Inc., as sole lead arranger and bookrunner.

        (10.2)    -  Five Year Credit Agreement dated as of July 31,
                     2001 among The May Department Stores Company, a
                     New York corporation, as Borrower, The May
                     Department Stores Company, a Delaware
                     corporation, as Guarantor, certain Lenders,
                     Citibank, N.A., as Agent for the Lenders, The
                     Bank of New York, Bank One, NA, First Union
                     National Bank and The Chase Manhattan Bank, as co-syndication agents, and Salomon Smith Barney
                     Inc., as sole lead arranger and bookrunner.

        (12)      -  Computation of Ratio of Earnings to Fixed Charges

         (15)     -  Letter Re:Unaudited Interim Financial Information

  (b)   Reports on Form 8-K

        None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE MAY DEPARTMENT STORES COMPANY
                                          (Registrant)

Date:  September 12, 2001

                              /s/      Thomas D. Fingleton
                                       Thomas D. Fingleton
                                    Executive Vice President and
                                      Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of August 4, 2001, and July 29, 2000, and the related condensed consolidated statements of earnings for the thirteen week and twenty-six week periods ended August 4, 2001, and July 29, 2000, and the condensed consolidated statement of cash flows for the twenty-six week periods ended August 4, 2001, and July 29, 2000. These financial statements are the responsibility of the Company's management.

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

/s/Arthur Andersen LLP
St. Louis, Missouri
September 12, 2001

                                                                    Exhibit 15

To the Board of Directors and Shareowners of The May Department Stores Company:

We are aware that The May Department Stores Company has incorporated by reference in its Registration Statements on Form S-3 (No. 333-42940 and 333-42940-01) and Form S-8 (No. 33-21415,
33-58985, 333-59792 and 333-76227) its Form 10-Q for the quarter ended August 4, 2001, which includes our report dated September 12, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not performed any procedures subsequent to September 12, 2001.

/s/Arthur Andersen LLP
St. Louis, Missouri
September 12, 2001

                                                                                                     Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED JANUARY 29, 2000 AND FOR THE
                                 TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000


(Dollars in millions)

                                            26 Weeks Ended                        Fiscal Year Ended
                                           Aug. 4, July 29,  Feb. 3,  Jan. 29,  Jan. 30,  Jan. 31,  Feb. 1,
                                           2001       2000   2001      2000      1999      1998      1997

Earnings Available for Fixed Charges:
Pretax earnings from continuing
  operations                             $  360    $  425  $  1,402  $  1,523  $  1,395  $  1,279  $ 1,232
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              205       183       406       346       344       363      346
Dividends on ESOP Preference Shares         (10)      (12)      (23)      (24)      (25)      (26)     (26)
Capitalized interest amortization             4         4         8         7         7         6        6
                                            559       600     1,793     1,852     1,721     1,622    1,558

Fixed Charges:
Gross interest expense (a)               $  200    $  180       395  $    340  $    339  $    353  $   341
Interest factor attributable to
  rent expense                               16        12        28        22        21        23       22
                                            216       192       423       362       360       376      363

Ratio of Earnings to Fixed Charges          2.6       3.1       4.2       5.1       4.8       4.3      4.3


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.

