Form 10-Q
period 2001-11-03
MAY DEPARTMENT STORES CO
filed 2001-12-12
CIK 63416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended November 3, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 292,952,922 common stock, $.50 par value, as of November 3, 2001.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Millions)
                                         Nov. 3,     Oct. 28,      Feb. 3,
ASSETS                                    2001        2000          2001

Current assets:
  Cash and cash equivalents            $       57   $      56    $      156
  Accounts receivable, net                  1,752       1,868         2,081
  Merchandise inventories                   3,721       3,582         2,938
  Other current assets                        119         100            95
    Total current assets                    5,649       5,606         5,270

Property and equipment, at cost             8,806       8,036         8,167
Accumulated depreciation                   (3,621)     (3,157)       (3,268)
  Property and equipment, net               5,185       4,879         4,899

Goodwill and other assets                   1,560       1,394         1,405

    Total assets                       $   12,394   $  11,879    $   11,574


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                        $      880   $     478    $        -
  Current maturities of
    long-term debt                             88          86            85
  Accounts payable                          1,317       1,437           965
  Accrued expenses                            927         968           871
  Income taxes payable                         97          24           293
    Total current liabilities               3,309       2,993         2,214

Long-term debt                              4,330       4,540         4,534

Deferred income taxes                         617         568           586

Other liabilities                             341         322           335

ESOP preference shares                        289         303           299

Unearned compensation                        (204)       (248)         (249)

Shareowners' equity                         3,712       3,401         3,855

    Total liabilities and
        shareowners' equity            $   12,394   $  11,879    $   11,574


The accompanying notes to condensed consolidated financial
            statements are an integral part of this balance sheet.


              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(Millions, except per share)		13 Weeks Ended		        39 Weeks Ended
                                    Nov. 3,       Oct. 28,        Nov. 3,    Oct. 28,
                                     2001           2000           2001        2000

Net retail sales                   $  3,195     $  3,315       $  9,488      $  9,448

Revenues                           $  3,202     $  3,326       $  9,528      $  9,507
Cost of sales                         2,319        2,397          6,704         6,692
Selling, general, and
 administrative expenses                707          697          2,113         2,005
Interest expense, net                    87           91            262           244
Earnings before income taxes             89          141            449           566
Provision for income taxes               34           56            174           226

Net earnings before extraordinary
 loss                              $     55     $     85       $    275      $    340
Extraordinary loss, net of tax           (3)           -             (3)            -
Net earnings                       $     52     $     85       $    272      $    340

Basic earnings per share:
  Net earnings before extra-
   ordinary loss                   $     17     $    .28       $    .88      $   1.06
  Extraordinary loss                   (.01)           -           (.01)            -
Net earnings                       $     16     $    .28       $    .87      $   1.06

Diluted earnings per share:
  Net earnings before extra-
   ordinary loss                   $     17     $    .27       $    .86      $   1.03
  Extraordinary loss                   (.01)           -           (.01)            -
Net earnings                       $    .16     $    .27       $    .85      $   1.03

Dividends paid per
 common share                      $.23-1/2     $.23-1/4       $.70-1/2      $.69-3/4

Weighted average shares
 outstanding:
 Basic                                296.6        297.6          298.2         309.2
 Diluted                              317.6        318.3          319.9         330.6









          The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions)                                               39 Weeks Ended
                                                     Nov. 3,       Oct. 28,
                                                      2001          2000
Operating activities:
Net earnings                                         $     272       $   340
Depreciation and amortization                              401           373
Working capital changes:
    Accounts receivable, net                               360           308
    Merchandise inventories                               (746)         (719)
    Other current assets                                   (30)          (11)
    Accounts payable                                       352           395
    Accrued expenses                                        27            67
    Income taxes payable                                  (185)         (215)
 Other, net                                                 43            28

                                                           494           566

Investing activities:
 Net additions to property and equipment                  (578)         (424)
 Business combinations                                    (304)         (421)

                                                          (882)         (845)

Financing activities:
 Net issuances (repayments):
    Notes payable                                          880           478
    Long-term debt                                        (167)          844
 Net purchases of common stock                            (200)         (797)
 Dividend payments, net of tax benefit                    (224)         (231)

                                                           289           294

(Decrease)/Increase in cash and cash equivalents           (99)           15

Cash and cash equivalents,
    beginning of period                                    156            41

Cash and cash equivalents,
    end of period                                    $      57       $    56



Cash paid during the period:

 Interest                                            $     267       $   241
 Income taxes                                              339           377


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

Revenues. Revenues include sales from all stores operating during the period, finance charge revenues, and lease department income. Merchandise sales are recognized at the time the sale is made to the customer and are net of estimated returns and promotional coupons and exclude sales tax. Finance charge revenues are recognized in accordance with the contractual provisions of customer credit agreements. Lease department income is recognized based on a percentage of lease department sales, net of estimated returns.

Net Retail Sales. Net retail sales represent sales of stores operating at the end of the latest period and include lease department sales, but exclude sales from closed and not replaced stores and finance charge revenues. Sales are net of returns and promotional coupons and exclude sales tax. Lease department activities are integral to our operations and are used in our evaluation of operating performance. Store-for-store sales represent sales of those stores open during both years. David's Bridal sales are included in total sales since August 2000 and in store-for-store sales since August 2001. Net retail sales differ from generally accepted accounting principles due to the inclusion of lease department sales and the exclusion of sales from closed and not replaced stores. Consequently, net retail sales may not be comparable to similarly titled measures reported by other retailers and are not an alternative to revenues as defined above.

Advertising Costs. Advertising and sales promotion costs are expensed at the time the advertising takes place. These costs are net of co-operative advertising reimbursements and are included in selling, general, and administrative expenses.

Income Taxes. The effective income tax rate for the third quarter and first nine months of 2001 was 38.8%, compared with 39.6% in the third quarter of 2000 and 39.9% in the first nine months of 2000, as a result of implementing corporate structure changes which favorably impact the effective tax rate.

Accounts Receivable. Accounts receivable consists primarily of customer receivables from credit sales under department store credit programs. We have never sold or securitized these customer receivables.

Inventories. Merchandise inventories are stated on the LIFO (last-in, first-out) cost basis. The LIFO provision for the third quarter was $4 million in 2001 and 2000. The year-to-date LIFO provision was $20 million in 2001 and 2000.

Property and Equipment. Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Properties under capital leases and leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Software development costs are amortized over the expected useful life. The estimated useful life for each major class of long-lived asset is as follows:

	Buildings and improvements		10 - 50 years
	Furniture, fixtures, and equipment	 3 - 15 years
	Property under capital leases		16 - 50 years
	Software development costs		 2 -  7 years

Long-lived Assets. Long-lived assets and certain identifiable intangibles are reviewed when events or circumstances indicate that the net book value may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow is required. Impairment losses resulting from these reviews have not been significant.

Business Combination. In March 2001, the company completed the purchase of nine department store locations from Saks Incorporated, eight of which were reopened during the first quarter. The cash purchase price included approximately $237 million for the stores and approximately $67 million for merchandise inventories and accounts receivable. This transaction was accounted for as a purchase and did not have a material impact on the company's financial statements.

Store Purchases. In April 2001, the company completed the purchase of 15 former Wards and Bradlees stores. Eight of the 15 stores are planned as new stores and the other stores will generally provide expansion in existing malls, with most locations opening in 2002. Store purchases are included in net additions to property and equipment in the accompanying condensed consolidated statement of cash flows.

Common Stock Repurchase Program. During the third quarter of 2001, May's board of directors authorized a common stock repurchase program of up to $400 million. The company is making the purchases through open-market transactions based on market conditions. As of November 3, 2001, the company had repurchased $190 million or 6.0 million shares of May common stock at an average price of $32 per share. Between November 4, 2001 and December 11, 2001, the Company repurchased $117 million or 3.3 million shares of May common stock.

During the first half of 2000, the company purchased $789 million or 28.4 million shares of May common stock. These repurchases completed the remaining $139 million of stock repurchases related to the 1999 stock repurchase program and the $650 million common stock repurchase program authorized by May's board of directors in 2000.

Extraordinary Item. During the third quarter of 2001, the company recorded an after-tax extraordinary loss of $3 million ($5 million pretax), or $.01 per share, due to the call of $100 million of 9.875% debentures due in 2021. The debentures were called effective October 9, 2001.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Preference Stock. The company is authorized to issue up to 25 million shares of $0.50 par value preference stock. Each Employee Stock Ownership Plan ("ESOP") preference share is convertible into shares of May common stock, at a conversion rate of 33.78747 shares of May common stock for each ESOP preference share. Each ESOP preference share carries the number of votes equal to the number of shares of May common stock into which the ESOP preference share could be converted. Dividends are cumulative and are paid semi-annually at a rate of $38.025 per share per annum. ESOP preference shares have a liquidation preference of $507 per share plus accumulated and unpaid dividends. ESOP preference shares may be redeemed, in whole or in part, at the option of May or an ESOP preference shareowner, at a redemption price of $507 per share, plus accumulated and unpaid dividends. The redemption price may be satisfied in cash or May common stock or a combination of both.

The ESOP preference shares are shown outside of shareowners' equity in the consolidated balance sheet because the shares are redeemable by the holder or by the company in certain situations.

Earnings per Share. All ESOP preference shares were issued in 1989 and earnings per share ("EPS") is computed in accordance with the provisions of Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," and Emerging Issues Task Force 89-12,
"Earnings Per Share Issues Related to Convertible Preferred Stock Held by an Employee Stock Ownership Plan.". For basic EPS purposes, the ESOP preference shares dividend, net of income tax benefit, is deducted from net income to arrive at net income available for common shareowners. Diluted EPS is computed by use of the "if converted" method, which assumes all ESOP preference shares were converted as of the beginning of the year. Net earnings are adjusted to add back the ESOP preference dividend deducted in computing basic EPS less the amount of additional ESOP contribution required to fund ESOP debt service in excess of the current common stock dividend attributable to the ESOP preference shares.

The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted EPS for the periods shown (millions, except per share).

                                           13 Weeks Ended
                            November 3, 2001          October 28, 2000
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings*           $    55                    $    85
ESOP preference
 shares' dividends           (5)                        (4)

Basic EPS*                   50    296.6  $ 0.17        81    297.6   $  0.28

ESOP preference
 shares                       4     19.4                 4     20.4
Assumed exercise of
 options (treasury
 stock method)                -      1.6                 -      0.3

Diluted EPS*            $    54    317.6  $ 0.17   $    85    318.3   $  0.27

                                           39 Weeks Ended
                            November 3, 2001            October 28, 2000
                        Earnings   Shares    EPS   Earnings   Shares     EPS
Net earnings*           $   275                    $   340
ESOP preference
 shares' dividends          (14)                       (14)

Basic EPS*                  261    298.2  $ 0.88       326     309.2   $  1.06

ESOP preference
 shares                      13     19.6                13      20.7
Assumed exercise of
 options (treasury
 stock method)                -      2.1                 -       0.7

Diluted EPS*            $   274    319.9  $ 0.86   $   339     330.6   $  1.03

*Before after-tax extraordinary loss of $3 million ($5 million pretax), or $.01 per share for the 13 and 39 weeks ended November 3, 2001.

Condensed Consolidating Financial Information. The May Department Stores Company, Delaware ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the Parent include May Department Stores International, Inc. ("MDSI"), Leadville Insurance Company, Snowdin Insurance Company, and David's Bridal, Inc. and subsidiaries.

Subsidiary Issuer financial statements have been restated for all periods presented to reflect a February 3, 2001 reorganization of MDSI as a direct wholly-owned subsidiary of Parent, rather than of the Subsidiary Issuer. Prior to fiscal year-end 2000, Parent was required to provide only summarized financial information for Subsidiary Issuer, which owned 100% of MDSI's common stock before the reorganization. Below is a restatement of Subsidiary Issuer's summarized financial position as of October 28, 2000, and summarized operating results for the thirteen week and thirty-nine week periods ending October 28, 2000, as if the reorganization had occurred on February 1, 1998. The "As Reported" information was previously reported in Parent's Form 10-Q filed December 5, 2000.


(Millions)                                   October 28, 2000
                                  As Reported  Adjustments    As Restated
Financial Position
   Current assets                 $   5,589       $   (80)     $  5,509
   Noncurrent assets                  7,181          (212)        6,969
   Current liabilities                3,002           (94)        2,908
   Noncurrent liabilities             9,074            (3)        9,071

                                       13 weeks ended October 28, 2000
                                  As Reported  Adjustments   As Restated
Operating Results
   Revenues                       $   3,326       $   (50)     $  3,276
   Net earnings                          33           (26)            7

                                       39 weeks ended October 28, 2000
                                  As Reported  Adjustments    As Restated
Operating Results
   Revenues                       $   9,507       $   (50)     $  9,457
   Net earnings                         184           (52)          132

Condensed consolidating balance sheets as of November 3, 2001, October 28, 2000, and February 3, 2001, the related condensed consolidating statements of earnings for the thirteen week and thirty-nine week periods ended November 3, 2001 and October 28, 2000, and the related condensed consolidating statement of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000, are presented below.


Condensed Consolidating Balance Sheet
As of November 3, 2001

(Millions)

                                          Subsidiary    Other
                               Parent       Issuer    Subsidiaries  Eliminations    Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $    39       $     18     $      -        $    57
  Accounts receivable, net           -      1,747             42          (37)         1,752
  Merchandise inventories            -      3,650             71            -          3,721
  Other current assets               -        106             13            -            119
     Total current assets            -      5,542            144          (37)         5,649

Property and equipment, at cost      -      8,713             93            -          8,806
Accumulated depreciation             -     (3,601)           (20)           -         (3,621)
  Property and equipment, net        -      5,112             73            -          5,185

Goodwill and other assets            -      1,223            337            -          1,560
Intercompany (payable)/
  receivable                      (940)       632            308            -              -
Investment in subsidiaries       4,751          -              -       (4,751)             -
     Total assets              $ 3,811    $12,509       $    862     $ (4,788)       $12,394

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Notes payable                $     -    $   880       $      -     $      -        $   880
  Current maturities of long-
     term debt                       -         88              -            -             88
  Accounts payable                   -      1,248             69            -          1,317
  Accrued expenses                  14        890             60          (37)           927
  Income taxes payable               -         88              9            -             97
     Total current liabilities      14      3,194            138          (37)         3,309

Long-term debt                       -      4,329              1            -          4,330
Intercompany note payable/
  (receivable)                       -      3,200         (3,200)           -              -
Deferred income taxes                -        614              3            -            617
Other liabilities                    -        799              -         (458)           341
ESOP preference shares             289          -              -            -            289
Unearned compensation             (204)      (204)             -          204           (204)
Shareowners' equity              3,712        577          3,920       (4,497)         3,712
     Total liabilities and
        shareowners' equity    $ 3,811    $12,509       $    862     $ (4,788)       $12,394

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Statement of Earnings
For the Thirteen Weeks Ended November 3, 2001

(Millions)

                                         Subsidiary     Other
                                  Parent   Issuer    Subsidiaries    Eliminations  Consolidated

Revenues                          $    -    $  3,132     $    559     $    (489)    $  3,202
Cost of sales                          -       2,305          467          (453)       2,319
Selling, general, and
  administrative expenses              -         710           39           (42)         707
Interest expense (income), net:
  External                             -          88           (1)            -           87
  Intercompany                         -          71          (71)            -            -
Equity in earnings of subsidiaries    55           -            -           (55)           -
Earnings before income taxes          55         (42)         125           (49)          89
Provision for income taxes             -         (13)          47             -           34
Net earnings before extra-
 ordinary loss                    $   55    $    (29)    $     78     $     (49)    $     55
Extraordinary loss, net of tax        (3)         (3)           -             3           (3)
Net earnings                      $   52    $    (32)    $     78     $     (46)    $     52





Condensed Consolidating Statement of Earnings
For the Thirty-nine Weeks Ended November 3, 2001

(Millions)

                                         Subsidiary     Other
                                  Parent   Issuer    Subsidiaries    Eliminations  Consolidated

Revenues                          $    -    $  9,286     $  1,309     $  (1,067)    $  9,528
Cost of sales                          -       6,622        1,072          (990)       6,704
Selling, general, and
  administrative expenses              -       2,094          112           (93)       2,113
Interest expense (income), net:
  External                             -         263           (1)            -          262
  Intercompany                         -         213         (213)            -            -
Equity in earnings of subsidiaries   275           -            -          (275)           -
Earnings before income taxes         275          94          339          (259)         449
Provision for income taxes             -          49          125             -          174
Net earnings before extra-
 ordinary loss                    $  275    $     45     $    214     $    (259)    $    275
Extraordinary loss, net of tax        (3)         (3)           -             3           (3)
Net earnings                      $  272    $     42     $    214     $    (256)    $    272

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


Condensed Consolidating Statement of Cash Flows
For the Thirty-nine Weeks Ended November 3, 2001

(Millions)

                                          Subsidiary      Other
                                   Parent   Issuer     Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                     $   272  $     42     $    214     $    (256)    $    272
  Equity in earnings of subsidiaries  (275)        -            -           275            -
  Depreciation and amortization          -       386           15             -          401
  Increase (Decrease) in
     working capital                     7      (271)          42             -         (222)
  Other, net                           295      (121)        (112)          (19)          43
                                       299        36          159             -          494

Investing activities:
  Net additions to property and
     equipment                           -      (559)         (19)            -         (578)
 Business combination                    -      (304)           -             -         (304)
                                         -      (863)         (19)            -         (882)

Financing activities:
  Net issuances of notes payable         -       880            -             -          880
  Net repayments of long-term
     debt                                -      (165)          (2)            -         (167)
  Net (purchases) issuances of
    common stock                      (211)       11            -             -         (200)
  Dividend payments, net of
     tax benefit                      (227)        3            -             -         (224)
  Intercompany activity, net           139         -         (139)            -            -
                                      (299)      729         (141)            -          289

Decrease in cash and
  cash equivalents                       -       (98)          (1)            -          (99)

Cash and cash equivalents,
  beginning of period                    -       137           19             -          156

Cash and cash equivalents,
  end of period                    $     -  $     39     $     18     $       -     $     57

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Balance Sheet
As of October 28, 2000

(Millions)

                                          Subsidiary    Other
                               Parent       Issuer    Subsidiaries  Eliminations    Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents    $     -    $    42       $     14     $      -       $     56
  Accounts receivable, net           -      1,863             41          (36)         1,868
  Merchandise inventories            -      3,525             57            -          3,582
  Other current assets               -         79             21            -            100
     Total current assets            -      5,509            133          (36)         5,606

Property and equipment, at cost      -      7,971             65            -          8,036
Accumulated depreciation             -     (3,145)           (12)           -         (3,157)
  Property and equipment, net        -      4,826             53            -          4,879

Goodwill and other assets            -      1,045            349            -          1,394
Intercompany (payable)/
  receivable                    (1,336)     1,098            238            -              -
Investment in subsidiaries       4,806          -              -       (4,806)             -
     Total assets              $ 3,470    $12,478       $    773     $ (4,842)      $ 11,879

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Notes payable                $     -    $   478       $      -     $      -       $    478
  Current maturities of long-
     term debt                       -         86              -            -             86
  Accounts payable                   -      1,381             56            -          1,437
  Accrued expenses                  14        943             47          (36)           968
  Income taxes payable               -         20              4            -             24
     Total current liabilities      14      2,908            107          (36)         2,993

Long-term debt                       -      4,537              3            -          4,540
Intercompany note payable/
  (receivable)                       -      3,200         (3,200)           -              -
Deferred income taxes                -        568              -            -            568
Other liabilities                    -        766              -         (444)           322
ESOP preference shares             303          -              -            -            303
Unearned compensation             (248)      (248)             -          248           (248)
Shareowners' equity              3,401        747          3,863       (4,610)         3,401
     Total liabilities and
        shareowners' equity    $ 3,470    $12,478       $    773     $ (4,842)      $ 11,879

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

Condensed Consolidating Statement of Earnings
For the Thirteen Weeks Ended October 28, 2000

(Millions)

                                         Subsidiary     Other
                                  Parent   Issuer    Subsidiaries    Eliminations  Consolidated

Revenues                          $    -    $  3,276     $    446     $    (396)    $  3,326
Cost of sales                          -       2,383          383          (369)       2,397
Selling, general, and
  administrative expenses              -         707           23           (33)         697
Interest expense (income), net:
  External                             -          91            -             -           91
  Intercompany                         -          71          (71)            -            -
Equity in earnings of subsidiaries    85           -            -           (85)           -
Earnings before income taxes          85          24          111           (79)         141
Provision for income taxes             -          17           39             -           56
Net earnings                      $   85    $      7     $     72     $     (79)    $     85





Condensed Consolidating Statement of Earnings
For the Thirty-nine Weeks Ended October 28, 2000

(Millions)

                                         Subsidiary     Other
                                  Parent   Issuer    Subsidiaries    Eliminations  Consolidated

Revenues                          $    -    $  9,457     $    965     $    (915)    $  9,507
Cost of sales                          -       6,690          852          (850)       6,692
Selling, general, and
  administrative expenses              -       2,055           31           (81)       2,005
Interest expense (income), net:
  External                             -         244            -             -          244
  Intercompany                         -         214         (214)            -            -
Equity in earnings of subsidiaries   340           -            -          (340)           -
Earnings before income taxes         340         254          296          (324)         566
Provision for income taxes             -         122          104             -          226
Net earnings                      $  340    $    132     $    192     $    (324)    $    340

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


Condensed Consolidating Statement of Cash Flows
For the Thirty-nine Weeks Ended October 28, 2000

(Millions)

                                          Subsidiary      Other
                                  Parent    Issuer     Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                     $   340  $    132     $    192     $    (324)    $    340
  Equity in earnings of subsidiaries  (340)        -            -           340            -
  Depreciation and amortization          -       368            5             -          373
  Decrease in working capital            -      (172)          (3)            -         (175)
  Other, net                         1,335    (1,208)         (83)          (16)          28
                                     1,335      (880)         111             -          566

Investing activities:
  Net additions to property and
     equipment                           -      (419)          (5)            -         (424)
 Business combinations                (428)        -            7             -         (421)
                                      (428)     (419)           2             -         (845)

Financing activities:
  Net issuances of notes payable         -       478            -             -          478
  Net repayments of long-term
     debt                                -       844            -             -          844
  Net (purchases) issuances of
     common stock                     (813)       16            -             -         (797)
  Dividend payments, net of
     tax benefit                      (234)        3            -             -         (231)
  Intercompany activity, net           140       (31)        (109)            -            -
                                      (907)    1,310         (109)            -          294

Increase in cash and
  cash equivalents                       -        11            4             -           15

Cash and cash equivalents,
  beginning of period                    -        31           10             -           41

Cash and cash equivalents,
  end of period                    $     -  $     42     $     14     $       -     $     56


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -



Condensed Consolidating Balance Sheet
As of February 3, 2001

(Millions)

                                          Subsidiary    Other
                               Parent       Issuer    Subsidiaries  Eliminations    Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents    $     -    $   137       $     19     $      -       $    156
  Accounts receivable, net           -      2,076             43          (38)         2,081
  Merchandise inventories            -      2,877             61            -          2,938
  Other current assets               -         86             10           (1)            95
     Total current assets            -      5,176            133          (39)         5,270

Property and equipment, at cost      -      8,093             74            -          8,167
Accumulated depreciation             -     (3,254)           (14)           -         (3,268)
  Property and equipment, net        -      4,839             60            -          4,899

Goodwill and other assets            -      1,062            343            -          1,405
Intercompany (payable)/
  receivable                      (648)       449            199            -              -
Investment in subsidiaries       4,559          -              -       (4,559)             -
     Total assets              $ 3,911    $11,526       $    735     $ (4,598)      $ 11,574

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Current maturities of long-
     term debt                 $     -    $    85       $      -     $      -       $     85
  Accounts payable                   -        922             43            -            965
  Accrued expenses                   6        857             47          (39)           871
  Income taxes payable/
     (receivable)                    -        299             (6)           -            293
     Total current liabilities       6      2,163             84          (39)         2,214

Long-term debt                       -      4,531              3            -          4,534
Intercompany note payable/
     (receivable)                    -      3,200         (3,200)           -              -
Deferred income taxes                -        583              3            -            586
Other liabilities                    -        777              -         (442)           335
ESOP preference shares             299          -              -            -            299
Unearned compensation             (249)      (249)             -          249           (249)
Shareowners' equity              3,855        521          3,845       (4,366)         3,855
     Total liabilities and
        shareowners' equity    $ 3,911    $11,526       $    735     $ (4,598)      $ 11,574

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net retail sales percent increases (decreases) in 2001 are as follows:

            Third Quarter                         First Nine Months
                       Store-for-                            Store-for-
       Total              Store                 Total           Store
        (3.6)%             (6.1)%                0.4%            (3.5)%

The $120 million decrease in net retail sales for the third quarter of 2001 compared to the third quarter of 2000 was due to a $201 million decrease in store-for-store sales offset by a $81 million increase in new store sales including David's Bridal. The $40 million increase in net retail sales for the first nine months of 2001 compared to the first nine months of 2000 was due to a $370 million increase in new store sales, including David's Bridal, offset by a $330 million decrease in store-for-store sales.

Net retail sales represent sales of stores operating at the end of the latest period and include lease department sales, but exclude sales from closed and not replaced stores and finance charge revenues. Sales are net of returns and promotional coupons and exclude sales tax. Lease department activities are integral to our operations and are used in our evaluation of operating performance. Store-for-store sales represent sales of those stores open during both years. David's Bridal sales are included in total sales since August 2000 and in store-for-store sales since August 2001. Net retail sales differ from generally accepted accounting principles due to the inclusion of lease department sales and the exclusion of sales from closed and not replaced stores. Consequently, net retail sales may not be comparable to similarly titled measures reported by other retailers and are not an alternative to revenues.

The following table presents the components of costs and expenses, as a percent of revenues.

                                     Third Quarter      First Nine Months
                                     2001     2000         2001     2000

Revenues                            100.0%   100.0%       100.0%   100.0%
Cost of sales                        72.4     72.1         70.4     70.4
Selling, general, and
  administrative expenses            22.1     21.0         22.2     21.1
Interest expense, net                 2.7      2.7          2.7      2.6
Earnings before income taxes          2.8      4.2          4.7      5.9

Provision for income taxes           38.8*    39.6*        38.8*    39.9*

Net earnings before extraordinary
 loss                                 1.7      2.6          2.9      3.6

Extraordinary loss, net of tax        0.1        -            -        -

Net earnings                          1.6%     2.6%         2.9%     3.6%

* - Percent represents effective income tax rate.

Revenues include sales from all stores operating during the period, finance charge revenues, and leased department income. The fluctuation in revenues for the third quarter of 2001 and the first nine months of 2001 is primarily due to the change in net retail sales that is discussed above.

Cost of sales was $2,319 million in the 2001 third quarter, down 3.3% from $2,397 million in the 2000 third quarter. For the first nine months of 2001, cost of sales was $6,704 million, a 0.2% increase from $6,692 million in the 2000 period.

As a percent of revenues, cost of sales for the third quarter of 2001 increased 0.3% primarily due to buying and occupancy costs growing 0.9% as revenues declined, partially offset by a 0.6% increase in the merchandise gross margin rate due to a decrease in markdowns. In the 2000 third quarter, the company recorded a $63 million charge to clear excess spring and summer merchandise. For the first nine months of 2001, cost of sales as a percent of revenues was equal to last year because a 0.7% increase in buying and occupancy costs offset a 0.4% increase in the merchandise gross margin rate and a 0.3% decrease due to the addition of David's Bridal.

Selling, general, and administrative expenses were $707 million in the 2001 third quarter, compared with $697 million in the 2000 third quarter, a 1.3% increase. For the first nine months of 2001, selling, general, and administrative expenses were $2,113 million compared with $2,005 million in the 2000 period, a 5.4% increase.

Selling, general, and administrative expenses for the third quarter of 2001 increased by 1.1% as a percent of revenues primarily due to a 0.6% increase in department store payroll, a 0.4% increase in employee benefit expenses, and a 0.1% increase in advertising. For the first nine months of 2001, selling, general and administrative expenses increased by 1.1% as a percent of revenues primarily due to a 0.4% increase in department store payroll, a 0.2% increase in employee benefit expenses, a 0.2% increase in credit, a 0.1% increase in advertising, and a 0.2% increase due to the addition of David's Bridal.

Components of net interest expense for the third quarter and first nine months of 2001 and 2000 were as follows (millions):

                                     Third Quarter        First Nine Months
                                     2001    2000           2001     2000

Interest expense                     $ 95    $  97          $285     $266
Interest income                        (1)      (2)           (6)      (9)
Capitalized interest                   (7)      (4)          (17)     (13)
  Net interest expense               $ 87    $  91          $262     $244

Interest expense principally relates to long-term debt. In 2000, we issued $1.1 billion in new debt. In the first quarter of 2001, we financed the previously described business combination and store purchases principally through short-term borrowings and cash and cash equivalents.

Short-term borrowings for the third quarter and first nine months were (dollars in millions):

                                      Third Quarter        First Nine Months
                                       2001   2000           2001     2000

  Average balance outstanding          $408   $474           $297      $206
  Average interest rate on
    average balance                     3.0%   6.6%           3.6%      6.6%

The effective income tax rate for the third quarter and first nine months of 2001 was 38.8%, compared with 39.6% in the third quarter of 2001 and 39.9% in the first nine months of 2000, as a result of implementing corporate structure changes which favorably impact our effective tax rate.

During the third quarter of 2001, the company recorded an after-tax extraordinary loss of $3 million ($5 million pretax) or $.01 per share, due to the call of $100 million of 9.875% debentures due in 2021. The debentures were called effective October 9, 2001.

Operating results before extraordinary loss for the trailing years were as follows (millions, except per share):
                                                         52 Weeks Ended
                                                       Nov. 3,      Oct. 28,
                                                        2001         2000

  Net retail sales                                   $  14,557    $  14,141
  Revenues                                              14,532       14,141
  Net earnings                                             793          853
  Diluted earnings per share                              2.45         2.48

Financial Condition

Cash Flows. Cash flows from operations were $494 million and $566 million in the first nine months of 2001 and 2000, respectively. The decrease in current year cash flows is primarily due to lower net earnings.

Available Credit. We can borrow up to $1.03 billion under our credit agreements. As of November 3, 2001, $880 million in notes payable were outstanding under our credit agreements. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $775 million of debt securities. We primarily used the 2001 short-term borrowings for common stock repurchases, business combinations, store purchases and seasonal working requirements.

Financial Ratios. Key financial ratios for the periods indicated are as follows:

                                         Nov. 3,    Oct. 28,     Feb. 3,
                                          2001        2000        2001

Current Ratio                                1.7         1.9         2.4
Debt-Capitalization Ratio                     55%         55%         50%
Fixed Charge Coverage*                       3.5x        4.2x        4.0x

The current ratio is lower as of November 3, 2001 primarily due to higher levels of short-term borrowings as explained above. The fixed charge coverage ratio for the 52 weeks ended November 3, 2001 declined from the 52 weeks ended October 28, 2000 due to lower operating earnings and higher interest expense.

 * Fixed charge coverage, which is presented for the 52 weeks ended November 3, 2001, October 28, 2000, and February 3, 2001, is defined as earnings before gross interest expense, the expense portion of interest on the ESOP debt, rent expense, and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Recent Sales Results

Sales for the four-week period ending December 1, 2001 were $1.38 billion, a 2.5% increase over $1.35 billion in the similar period last year. Store-for-store sales decreased 0.6%. Sales for the first ten months of fiscal 2001 were $10.87 billion, a 0.7% increase, compared with $10.79 billion during the first ten months of fiscal 2000. Store-for-store sales decreased 3.1%.

Impact of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal 2002 which commences on February 3, 2002.

Our evaluation of the impact of these new standards indicates that adoption of these standards in fiscal 2002 will not have a material impact on the company's annual operating results or financial position.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk primarily arises from changes in interest rates on short-term borrowings. Short-term borrowings have generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of MDSI offices located outside the United States are generally paid in local currency and are not material. The effects of changes in interest rates and foreign currency fluctuations on earnings have not been significant. During fiscal 2000 and 2001, the company has not entered into any financial derivative instruments.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information

At the 2001 annual meeting of shareowners, owners of 40.9% of the outstanding voting power of the company voted in favor of a shareowner resolution to de-classify the board, owners of 36.3% of the outstanding voting power voted against it or abstained.

The board of directors of the company considers the shareowner vote on the classified board proposal at the 2001 annual meeting a significant expression of shareowners' opinion worthy of careful consideration. The board has reviewed the matter thoroughly with management, counsel and other advisors. Following such review, the board concluded that the classified board remains an important component of the company's system of governance and continues to be in the best interests of the company and its shareowners. Accordingly, the board has decided to take no further action with respect to this matter at the present time, but has concluded that it will be subject to review periodically.


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

Date:  December 12, 2001

                              /s/      Thomas D. Fingleton
                                       Thomas D. Fingleton
                                    Executive Vice President and
                                      Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheet of The May Department Stores Company (a Delaware corporation) and subsidiaries as of November 3, 2001, and October 28, 2000, and the related condensed consolidated statements of earnings for the thirteen week and thirty-nine week periods ended November 3, 2001, and October 28, 2000, and the condensed consolidated statement of cash flows for the thirty-nine week periods ended November 3, 2001, and October 28, 2000. These financial statements are the responsibility of the Company's management.

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

/s/Arthur Andersen LLP
St. Louis, Missouri
December 12, 2001

                                                                    Exhibit 15

To the Board of Directors and Shareowners of The May Department Stores Company:

We are aware that The May Department Stores Company has incorporated by reference in its Registration Statements on Form S-3 (No. 333-42940 and 333-42940-01) and Form S-8 (No. 33-21415, 33-58985, 333-59792 and 333-76227) its
Form 10-Q for the quarter ended November 3, 2001, which includes our report dated December 12, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not performed any procedures subsequent to December 12, 2001.

/s/Arthur Andersen LLP
St. Louis, Missouri
December 12, 2001
                                      22

                                                Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 3, 2001 AND FOR THE
                             THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000


(Dollars in millions)

                                            39 Weeks Ended                 Fiscal Year Ended
                                           Nov. 3, Oct. 28,  Feb. 3,  Jan. 29,  Jan. 30,  Jan. 31,  Feb. 1,
                                           2001       2000    2001      2000      1999      1998      1997
Earnings Available for Fixed Charges:
Pretax earnings from continuing
  operations                             $  449    $  566  $  1,402   $ 1,523  $  1,395  $  1,279  $ 1,232
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              306       287       406       346       344       363      346
Dividends on ESOP Preference Shares         (16)      (17)      (23)      (24)      (25)      (26)     (26)
Capitalized interest amortization             6         6         8         7         7         6        6
                                            745       842     1,793     1,852     1,721     1,622    1,558

Fixed Charges:
Gross interest expense (a)               $  299    $  282  $    395   $   340  $    339  $    353  $   341
Interest factor attributable to
  rent expense                               24        18        28        22        21        23       22
                                            323       300       423       362       360       376      363

Ratio of Earnings to Fixed Charges          2.3       2.8       4.2       5.1       4.8       4.3      4.3


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.