Form 10-K405
period 2002-02-02
MAY DEPARTMENT STORES CO
filed 2002-04-05
CIK 63416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-K
(Mark one)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2002
                             OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's common stock held by non-affiliates as of March 28, 2002: $9,975,760,678

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 286,248,513 shares of common stock, $.50 par value, as of March 28, 2002.


Documents incorporated by reference:
1. Registrant's Proxy Statement for the 2002 Annual Meeting of Shareowners (to be filed with the commission under Rule 14A within 120 days after the end of registrant's fiscal year-end and, upon such filing, to be incorporated by reference into Part III).

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

Information required by this item is also included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference.

DEPARTMENT STORES

May operates eight quality regional department store companies nationwide under 11 long-standing and widely recognized trade names. Each department store company holds a leading market position in its region. At fiscal year-end 2001, May operated 439 department stores in 37 states and the District of Columbia. The department store companies and the markets served are shown in the table below.

Store Company              Markets Served

Lord & Taylor              33 markets, including New York/New Jersey Metro;
                           Chicago; Boston; Dallas/Fort Worth; Philadelphia
                           Metro; Washington, D.C., Metro; Detroit; Houston;
                           Atlanta; and Miami

Hecht's and                20 markets, including Washington, D.C., Metro;
Strawbridge's              Philadelphia Metro (Strawbridge's); Baltimore;
                           Norfolk; Nashville; and Richmond

Foley's 19 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and Oklahoma City

Robinsons-May              9 markets, including Los Angeles/Orange County,
                           Riverside/San Bernardino, Phoenix, San Diego, and
                           Las Vegas

Filene's 16 markets, including Boston Metro, Southern Connecticut, Hartford, Providence Metro, and Albany

Kaufmann's                 23 markets, including Pittsburgh, Cleveland,
                           Buffalo, and Rochester

Famous-Barr, L.S.          24  markets, including St. Louis Metro, Kansas
Ayres and The              City  Metro (The  Jones   Store), and Indianapolis
Jones Store                (L.S. Ayres)

Meier & Frank              6 markets, including Portland/Vancouver Metro and
                           Salt Lake City Metro

We plan to open 11 department stores in 2002 in the following cities:

Lord & Taylor                                Robinsons-May
Houston, TX                                  Irvine, CA
Orlando, FL
St. Louis, MO                                Filene's
                                             Leominster, MA
Hecht's
Greensboro, NC                               Kaufmann's
Raleigh, NC                                  Cleveland, OH

Foley's                                      Famous-Barr
Beaumont, TX                                 Kansas City, KS
El Paso, TX

BRIDAL GROUP

David's Bridal Inc. is the nation's largest retailer of bridal gowns and bridal-related merchandise and offers a variety of special occasion dresses and accessories. At fiscal year-end 2001, David's Bridal operated 150 stores in 42 states and Puerto Rico.

After Hours Formalwear Inc. is the largest tuxedo rental and sales retailer in the United States. At fiscal year-end 2001, After Hours operated 240 stores in 19 states.

Priscilla of Boston is one of the most highly recognized upscale bridal retailers in the United States. At fiscal year-end 2001, Priscilla of Boston operated 10 stores in nine states.

A.  Associates

May employs approximately 60,000 full-time and 67,000 part-time associates in 44 states, the District of Columbia, Puerto Rico and 10 offices overseas.

B.  Property Ownership

The following summarizes the property ownership of department stores and the Bridal Group at February 2, 2002:

                                                              % of Gross
                                   Number of                  Building
                                    Stores*                  Sq. Footage
                          Department                    Department
                            Stores      Bridal Group      Stores    Bridal Group

Entirely or mostly owned        256            2          61%             1%
Entirely or mostly leased       110          398          25             99
Owned on leased land             73            -          14              -
                                439          400         100%           100%

*   Includes a total of 14 department stores subject to financing.




C.  Credit Sales

Sales at May's stores are made for cash or credit, including May's 30-day charge accounts and open-end credit plans for department store companies, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended February 2, 2002, 39.1% of department store net retail sales were made through May's credit plans.

May National Bank of Arizona (MBA) and May National Bank of Ohio (MBO) are indirectly wholly-owned and consolidated subsidiaries of May. MBA and MBO extend credit to customers of May's eight department store companies.

D.  Competition in Retail Merchandising

May conducts its retail merchandising business under highly competitive conditions. Although May is one of the nation's largest department store retailers, it has numerous competitors at the national and local level which compete with May's individual department stores and the Bridal Group. Competitors include department stores, specialty, off-price, discount, internet, and mail-order retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service, and credit availability. May believes that it is in a strong competitive position with regard to each of these factors.

E.  May Merchandising Company/May Department Stores International, Inc.

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

May Department Stores International, Inc. ("MDSI"), a wholly-owned and consolidated subsidiary of May, is primarily a design and sourcing company. MDSI owns all trade names and marks associated with private-label merchandise and develops, designs, sources, imports, and distributes them for May. MDSI has approximately 50 to 60 private labels in use at the department store companies and employs approximately 800 persons worldwide. In addition, to its corporate office in St. Louis, MDSI operates offices in New York City and ten countries.

F.  Executive Officers of May

The names and ages (as of April 5, 2002) of all executive officers of May, and the positions and offices held with May by each such person are as follows:

          Name             Age                 Positions and Offices

Eugene S. Kahn              52   Chairman of the Board and Chief Executive
                                     Officer
John L. Dunham              55   President
Richard W. Bennet III       49   Vice Chairman

F.  Executive Officers of May (continued)

          Name             Age                 Positions and Offices

William P. McNamara         51   Vice Chairman
Thomas D. Fingleton         54   Executive Vice President and Chief Financial
                                   Officer
Judith K. Hofer             62   Chief Executive Officer, May Merchandising
                                    Company and May Department Stores
                                    International
Jay A. Levitt               44   President, May Merchandising Company and May
                                    Department Stores International
R. Dean Wolfe               57   Executive Vice President
Alan E. Charlson            53   Senior Vice President and General Counsel
Martin M. Doerr             47   Senior Vice President
William D. Edkins           49   Senior Vice President
Lonny J. Jay                60   Senior Vice President
Jan R. Kniffen              53   Senior Vice President
Richard A. Brickson         54   Secretary and Senior Counsel
Michael G. Culhane          39   Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer's successor shall have been elected and shall qualify. Messrs. Kahn, Dunham, and Wolfe are also directors of May. Mr. Jerome
T. Loeb retired as an officer and director on April 30, 2001. At that time Mr. Kahn became chairman of the board and chief executive officer, Mr. Dunham became president, and Mr. Fingleton became executive vice president and chief financial officer. Ms. Hofer will retire as an officer on July 31, 2002. At that time Mr. Levitt will assume the additional position of chief executive officer of May Merchandising Company and May Department Stores International.

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

- Mr. Fingleton served as chairman of Hecht's from 1991 to May 2000 when he became executive vice president and an executive officer of May. He assumed his current position in April 2001.

- Ms. Hofer served as president and chief executive officer of Meier & Frank from 1988 to 1996, president and chief executive officer of Filene's from 1996 to 1999, and chief executive officer of Filene's from 1999 to February 2000 when she assumed her current position and became an executive officer of May.


- Mr. Levitt served as vice president and general merchandising manager of Robinsons-May from 1991 to 1999 when he was named president and chief executive officer. He became president of May Merchandising Company and May Department Stores International and an executive officer of May in July 2001.

- Mr. Charlson served as senior counsel for May from 1988 to 1998 when he became senior vice president and chief counsel and an executive officer of May. He assumed his current position in January 2001.

- Mr. Culhane was associated with the public accounting firm of Arthur Andersen LLP from 1984 to 1997. He served in a financial position for May from 1997 to 1998 when he became vice president and an executive officer of May.

Item 3.  Legal Proceedings

The company is involved in claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 13 weeks ended February 2, 2002.


                               PART II


Item 5.  Market for May's Common Equity and Related Shareowner Matters

Common Stock Dividends and Market Prices information included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


Item 6.  Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY

(in millions, except per
 share and operating statistics)                 2001       2000        1999       1998      1997

Net retail sales                              $14,215    $14,372     $13,810    $12,992   $12,215
  Total percent increase (decrease)              (1.1)%      4.1%        6.3%       6.4%      7.0%
  Store-for-store percent increase (decrease)    (4.6)       0.5         2.6        3.5       3.6

Operations
Revenues                                      $14,175    $14,511     $13,866    $13,090   $12,390
Cost of sales                                   9,770      9,929       9,370      8,901     8,437
Selling, general, and
  administrative expenses                       2,912      2,835       2,686      2,516     2,375
Interest expense, net                             349        345         287        278       299
Earnings before income taxes                    1,144      1,402       1,523      1,395     1,279
Provision for income taxes                        438        544         596        546       500

Net earnings(1)                                   706        858         927        849       779
  Percent of revenues                             5.0%       5.9%        6.7%       6.5%      6.3%
LIFO credit                                   $   (30)   $   (29)    $   (30)   $   (28)  $    (5)

Per share
Net earnings(1)                               $  2.22    $  2.62     $  2.60    $  2.30   $  2.07
Dividends paid(2)                                0.94       0.93        0.89       0.85      0.80
Book value                                      13.37      12.93       12.53      11.46     10.99
Market price - high                             41.25      39.50       45.38      47.25     38.08
Market price - low                              27.00      19.19       29.19      33.17     29.08
Market price - year-end close                   36.07      37.30       31.25      40.25     35.04

Financial statistics
Return on equity                                 18.3%      21.0%       24.1%      22.2%     21.2%
Return on net assets                             15.5       19.5        20.7       19.8      18.5

Operating statistics
Stores open at year-end:
  Department stores                               439        427         408        393       369
  Bridal Group(3)                                 400        123           -          -         -
Gross retail square footage (in millions):
  Department stores                              75.3       72.0        69.1       66.7      62.8
  Bridal Group                                    1.9        1.3           -          -         -
Sales per square foot(4)(5)                   $   193    $   205     $   210    $   209   $   204

Cash flows and financial position
Cash flows from operations                    $ 1,644    $ 1,346     $ 1,530    $ 1,505   $ 1,526
Depreciation and amortization                     559        511         469        439       412
Capital expenditures                              797        598         703        630       496
Dividends on common stock                         278        286         295        290       279
Working capital                                 2,387      3,056       2,700      2,928     3,012
Long-term debt and preference stock             4,689      4,833       3,875      4,152     3,849
Shareowners' equity                             3,841      3,855       4,077      3,836     3,809
Total assets                                   11,920     11,574      10,935     10,533     9,930

Average diluted shares
  outstanding and equivalents                   317.6      327.7       355.6      367.4     373.6



All years included 52 weeks, except 2000, which included 53 weeks. Net retail sales for 2000 are shown on a 52-week basis for comparability.

(1) Represents net earnings and diluted earnings per share from continuing operations.
(2) The annual dividend was increased to $0.95 per share effective with the March 15, 2002, dividend payment.
(3) After Hours and Priscilla of Boston joined the company in 2001. David's Bridal joined the company in 2000.
(4) David's Bridal included since August 2000.
(5) Sales per square foot are calculated from net retail sales plus finance charge revenues and average gross retail square footage.


In addition, basic earnings per share from continuing operations and the weighted average shares used to calculate basic earnings per share for the last five years are as follows:

                   Earnings             Shares
                   Per Share         (millions)

       2001        $ 2.32                296.0
       2000          2.74                306.4
       1999          2.73                332.2
       1998          2.43                342.6
       1997          2.18                348.5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Fiscal 2001 was a challenging year for our company and many other retailers. The underlying strength of our divisions to perform profitably in a difficult economic environment is reflected in earnings per share of $2.22.

Net retail sales were $14.2 billion, a 1.1% decline, compared with 2000 net retail sales of $14.4 billion. The decrease was due to a $668 million decrease in store-for-store sales, offset by $511 million of new-store sales, which included David's Bridal.

In 2001, we opened 22 department stores, including eight former Saks stores, adding 4.1 million square feet of retail space:


Lord & Taylor

Alexandria, VA          Landmark Mall
Columbus, OH            Polaris Fashion Place
Dallas, TX              Shops at Willow Bend
Tampa, FL               International Plaza
Palm Beach County, FL   Mall at Wellington Green

Hecht's

Bowie, MD               Bowie Town Center
Durham, NC              The Streets at Southpoint
Nashville, TN           Bellevue Center
Nashville, TN           Galleria at CoolSprings
Nashville, TN           Mall at Green Hills
Nashville, TN           Hickory Hollow
Nashville, TN           Rivergate Mall

Foley's

Baton Rouge, LA         Cortana Mall
Baton Rouge, LA         Mall of Louisiana
Dallas, TX              Shops at Willow Bend
Houston, TX             Baybrook Mall
Houston, TX             Memorial City Mall
Lafayette, LA           Acadiana Mall
Hurst, TX               Northeast Mall

Robinsons-May

Chandler, AZ            Fashion Center


Kaufmann's

Columbus, OH            Polaris Fashion Place

Famous-Barr

St. Louis, MO           West County Center


We also remodeled 23 department stores in 2001 totaling 1.6 million square feet, including the expansion of 11 stores by 375,000 square feet. At fiscal year-end, we operated 439 department stores in 37 states and the District of Columbia.

We plan to open 11 new department stores in 2002 totaling 1.7 million square feet. We plan to remodel 31 department stores totaling 2.7 million square feet of retail space, which includes the expansion of 14 stores by a total of 591,000 square feet.

Our Bridal Group includes David's Bridal, After Hours Formalwear (After Hours), and Priscilla of Boston. David's Bridal, the largest retailer of bridal-related apparel in the United States, joined May in August 2000. In 2001, we opened 28 David's Bridal stores, adding 305,000 square feet of retail space. After Hours, the largest tuxedo rental and sales retailer in the United States, joined May in December 2001. On January 31, 2002, we acquired substantially all of the assets of Priscilla of Boston, one of the most highly recognized, upscale bridal gown retailers in the United States. At fiscal year-end, our Bridal Group operated 150 David's Bridal stores in 42 states and Puerto Rico, 240 After Hours stores in 19 states, and 10 Priscilla of Boston stores in nine states.

Our Bridal Group plans to add 30 new David's Bridal stores in 2002 totaling 309,000 square feet of retail space.

The new-store plan for 2002 through 2006 adds 62 new department stores and at least 150 Bridal Group stores totaling 12 million retail square feet, a 3% annualized increase. During this five-year period, the major components of our $4.1 billion capital plan include plans to invest $1.6 billion for new stores, $1.2 billion to expand and remodel existing stores, and $370 million related to systems and operations improvements.

In 2001, our board of directors authorized and we completed the repurchase of $400 million of common stock. Common stock repurchase programs authorized by our board of directors since 1996 have totaled almost $3.0 billion:

                                                                As Repurchased
                                                ______________________________
                                                                       Average
(in millions,                                                        Price per
except per share)                  Authorized        $      Shares       Share


2001                                   $  400   $  400        11.9         $34
2000                                      650      789        28.4          28
1999                                      500      361         9.9          36
1998                                      500      500        12.5          40
1997                                      300      300         9.6          31
1996                                      600      600        19.1          31

Total                                  $2,950   $2,950        91.4         $32






REVIEW OF OPERATIONS

Earnings per share was $2.22 in 2001, compared with $2.62 in 2000 and $2.60 in 1999. Net earnings totaled $706 million in 2001, compared with $858 million in 2000 and $927 million in 1999. Return on revenues was 5.0% in 2001, compared with 5.9% in 2000 and 6.7% in 1999. References to net earnings relate to earnings before extraordinary loss and earnings per share relate to diluted earnings per share before extraordinary loss.

Results for the past three years and the related percent of revenues were:

(dollars in millions,
except per share)                 2001               2000                1999
                             $       %          $       %           $       %

Net retail sales(1)    $14,215            $14,372             $13,810

Revenues               $14,175   100.0 %  $14,511   100.0%    $13,866   100.0%
Cost of sales            9,770    68.9      9,929    68.4       9,370    67.6
Selling, general,
 and administrative      2,912    20.5      2,835    19.5       2,686    19.4
Interest expense, net      349     2.5        345     2.4         287     2.0

Earnings before
 income taxes            1,144     8.1      1,402     9.7       1,523    11.0
Provision for
 income taxes(2)           438    38.3        544    38.8         596    39.1

Net earnings           $   706     5.0 %  $   858     5.9%    $   927     6.7%

Earnings
 per share(3)          $  2.22   (15.3)%  $  2.62     0.8%    $  2.60    13.0%

(1) Net retail sales for the 53 weeks ended February 3, 2001 were $14,511.
(2) Percent of revenues columns represent effective income tax rates.
(3) Percent of revenues columns represent percent change in earnings per share.

Fiscal 2000 included 53 weeks. The additional week did not materially affect 2000 earnings. All net retail sales information is presented on a 52-week basis for comparability.

The following table shows earnings before interest and taxes excluding the LIFO (last-in, first-out) credit of $30 million in 2001, $29 million in 2000, and $30 million in 1999:

(dollars in millions)                2001             2000               1999

Operating earnings                 $1,463           $1,718             $1,780
Percent of revenues                  10.3%            11.8%              12.8%

Our 439 quality department stores are operated by eight regional department store companies across the United States under 11 long-standing and widely recognized trade names. Each department store company holds a leading market position in its region. Our Bridal Group operates 150 David's Bridal stores, 240 After Hours stores, and 10 Priscilla of Boston stores.


The tables below summarize net retail sales, sales per square foot, gross retail square footage, and the number of stores for each department store company and the Bridal Group:

                                                                  Net Retail
                                                           Sales in Millions
                                                                  of Dollars(1)
Store Company: Headquarters                                 2001        2000

Lord & Taylor: New York City                             $ 2,024     $ 2,175
Hecht's, Strawbridge's: Washington, D.C.                   2,527       2,498
Foley's: Houston                                           2,159       2,204
Robinsons-May: Los Angeles                                 2,119       2,168
Filene's: Boston                                           1,771       1,788
Kaufmann's: Pittsburgh                                     1,549       1,598
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                              1,243       1,296
Meier & Frank: Portland, Ore.                                502         541

Total Department Stores                                  $13,894     $14,268

Bridal Group: Philadelphia(2)                                321         104

The May Department Stores Company                        $14,215     $14,372

                                                                   Sales per
                                                                 Square Foot(1)
Store Company: Headquarters                                 2001        2000

Lord & Taylor: New York City                             $   193     $   214
Hecht's, Strawbridge's: Washington, D.C.                     190         203
Foley's: Houston                                             179         201
Robinsons-May: Los Angeles                                   213         217
Filene's: Boston                                             249         253
Kaufmann's: Pittsburgh                                       180         191
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                                164         174
Meier & Frank: Portland, Ore.                                170         170

Total Department Stores                                  $   193     $   205

Bridal Group: Philadelphia(2)                                216         205(3)

The May Department Stores Company                        $   193     $   205

                                                                Gross Retail
                                                              Square Footage
                                                                in Thousands
Store Company: Headquarters                                 2001        2000

Lord & Taylor: New York City                              10,981      10,601
Hecht's, Strawbridge's: Washington, D.C                   13,993      12,583
Foley's: Houston                                          12,623      11,572
Robinsons-May: Los Angeles                                10,471      10,210
Filene's: Boston                                           7,294       7,222
Kaufmann's: Pittsburgh                                     8,965       8,721
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                              7,920       7,630
Meier & Frank: Portland, Ore.                              3,038       3,487

Total Department Stores                                   75,285      72,026

Bridal Group: Philadelphia(2)                              1,930       1,322

The May Department Stores Company                         77,215      73,348


                                                          Number of Stores
Store Company: Headquarters               2001      New   Closed      2000

Lord & Taylor: New York City                84        5        3        82
Hecht's, Strawbridge's: Washington, D.C.    80        7        -        73
Foley's: Houston                            65        7        2        60
Robinsons-May: Los Angeles                  56        1        -        55
Filene's: Boston                            44        -        -        44
Kaufmann's: Pittsburgh                      52        1        -        51
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis               43        1        -        42
Meier & Frank: Portland, Ore.               15        -        5        20

Total Department Stores                    439       22       10       427

Bridal Group: Philadelphia(2)              400      278        1       123

The May Department Stores Company          839      300       11       550

(1) Fiscal 2000 net retail sales and sales per square foot are shown on a 52-week basis for comparability.
(2) Results of David's Bridal and After Hours included since acquisition date.
(3) David's Bridal annualized sales per square foot.

Net retail sales include lease department sales but exclude sales from closed and non-replaced stores.

Sales per square foot are calculated from net retail sales plus finance charge revenues and average gross retail square footage.

Gross retail square footage and number of stores represent locations open at the end of the period presented.

Net Retail Sales
Net retail sales include lease department sales but exclude sales from closed and non-replaced stores and finance charge revenues. Store-for-store sales represent sales of those stores open during both years. Lease department sales are integral to our operations and are used in our evaluation of operating performance. Net retail sales differ from generally accepted accounting principles due to the inclusion of lease department sales and the exclusion of sales from closed and non-replaced stores. Consequently, net retail sales may not be comparable to sales reported by other retailers and are not an alterna-tive to revenues.

Net retail sales increases (decreases) for 2001 and 2000 were:

                                               2001                      2000
                                         Store-for-                Store-for-
Quarter                       Total           Store       Total         Store

First                           3.7 %          (1.1)%       3.3%          0.0%
Second                          1.6            (3.1)        2.3          (0.6)
Third                          (3.6)           (6.1)        4.7          (0.1)
Fourth                         (4.0)           (6.9)        5.3           1.8

Year                           (1.1)%          (4.6)%       4.1%          0.5%

The total net retail sales decrease for 2001 was due to a $668 million decrease in store-for-store sales, offset by $511 million of new-store sales, which included David's Bridal. The total net retail sales increase for 2000 was due to $537 million of new-store sales, including David's Bridal, and a $63 million increase in store-for-store sales.

Revenues
Revenues include sales from all stores operating during the period, finance charge revenues, and lease department income. Finance charge revenues were $292 million, $301 million, and $304 million in 2001, 2000, and 1999, respectively. The fluctuation in revenues is due primarily to the change in net retail sales discussed above.

Cost of Sales
Cost of sales includes cost of merchandise sold and buying and occupancy costs. The impact of LIFO on cost of sales and the related percent of revenues were:

                                   2001               2000               1999
(dollars in millions)        $        %         $        %         $        %

Cost of sales           $9,770     68.9%   $9,929     68.4%   $9,370     67.6%
LIFO credit                 30      0.2        29      0.2        30      0.2
Cost of sales before
  LIFO credit           $9,800     69.1%   $9,958     68.6%   $9,400     67.8%

Before the LIFO credit, cost of sales as a percent of revenues increased by 0.5% in 2001 compared with 2000 due to an 0.8% increase related to buying and occupancy costs growing as revenues declined, partially offset by a 0.1% increase in the merchandise gross margin rate due to lower markdowns and a 0.2% decrease due to the addition of David's Bridal. Before the LIFO credit, cost of sales as a percent of revenues increased in 2000 compared with 1999 by 0.8% as a result of a 0.7% decrease in the merchandise gross margin rate primarily due to a $63 million charge to clear excess spring and summer merchandise and a 0.2% increase in buying and occupancy costs, partially offset by a 0.1% decrease due to the addition of David's Bridal.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses and the related percent of revenues were:

                                   2001               2000               1999
(dollars in millions)        $        %         $        %         $        %

Selling, general, and
 administrative         $2,912     20.5%   $2,835     19.5%   $2,686     19.4%

As a percent of revenues, selling, general, and administrative expenses for 2001 increased by 1.0% compared with 2000 primarily due to a 0.4% increase in department store payroll, a 0.3% increase in employee benefit expenses, and a 0.3% increase due to the addition of David's Bridal. As a percent of revenues, selling, general, and administrative expenses for 2000 increased by 0.1% compared with 1999 primarily due to a 0.3% increase in department store payroll and a 0.1% increase due to the addition of David's Bridal, offset by a 0.3% decrease in employee benefit expenses.

Selling, general, and administrative expenses included advertising and sales promotion costs of $590 million, $572 million, and $540 million in 2001, 2000, and 1999, respectively. As a percent of revenues, advertising and sales promotion costs were 4.2% in 2001 and 3.9% in 2000 and 1999, of which 0.1% of the 2001 increase was due to the addition of David's Bridal.

Interest Expense
Interest expense components were:

(dollars in millions)                     2001          2000          1999

Interest expense                          $378          $373          $315
Interest income                             (7)          (11)          (12)
Capitalized interest                       (22)          (17)          (16)

Interest expense, net                     $349          $345          $287

Percent of revenues                        2.5%          2.4%          2.0%

Interest expense principally relates to long-term debt. The interest expense change between years was primarily due to the amount and timing of long-term debt issuances and repayments. We issued $250 million and $1.1 billion in new long-term debt in 2001 and 2000, respectively. We did not issue any long-term debt in 1999.


Income Taxes
The effective income tax rate for 2001 was 38.3%, compared with 38.8% in 2000 and 39.1% in 1999. The rate reduction was a result of implementing corporate structure changes and changes in tax regulations, which have a favorable impact on our effective tax rate.

Extraordinary Item
During the third quarter of 2001, we recorded an after-tax extraordinary loss of $3 million ($5 million pretax), or $0.01 per share, due to the call of $100 million of 9.875% debentures due in 2021. The debentures were called effective October 9, 2001.

Impact of Inflation
Inflation did not have a material impact on our 2001 sales and earnings.
We value inventory principally on a LIFO basis, and as a result the current cost of merchandise is reflected in current operating results.

REVIEW OF FINANCIAL CONDITION

We continue to meet our objective of generating top quartile shareowner returns in the retail industry while maintaining access to capital at reasonable costs.

Return on Equity
Return on equity is our principal measure for evaluating our performance for shareowners and our ability to invest shareowners' funds profitably. Our objective is performance that places our return on equity in the top quartile of the retail industry. Return on beginning equity was 18.3% in 2001, compared with 21.0% in 2000 and 24.1% in 1999.

Return on Net Assets
Return on net assets measures performance independent of capital structure. Return on net assets is pretax earnings before net interest expense and the interest component of operating leases, divided by beginning-of-year net assets (including present value of operating leases). Return on net assets was 15.5% in 2001, compared with 19.5% in 2000 and 20.7% in 1999.

Cash Flows
Cash flows from operations was $1.6 billion in 2001. This compares with $1.3 billion in 2000 and $1.5 billion in 1999. The increase in cash flows from operations in 2001 was principally related to lower customer accounts receivable and merchandise inventories.

Sources (uses) of cash flows were:

(dollars in millions)                                   2001     2000    1999

Net earnings(1)                                      $   703   $  858  $  927
Depreciation and amortization                            559      511     469
Working capital (increases) decreases                    339      (71)     14
Other operating activities                                43       48     120

Cash flows from operations                             1,644    1,346   1,530

Net capital expenditures                                (756)    (550)   (678)
Business combinations                                   (425)    (420)    (40)

Cash flows used for investing activities              (1,181)    (970)   (718)

Net long-term debt issuances (repayments)                 72      835    (135)
Net short-term debt issuances                             78        -       -
Net purchases of common stock(2)                        (420)    (792)   (434)
Dividend payments                                       (297)    (304)   (314)

Cash flows used for financing activities                (567)    (261)   (883)

Increase (decrease) in cash and cash equivalents     $  (104)  $  115  $  (71)

(1)  After extraordinary loss of $3 million in 2001.
(2) Includes common stock repurchase programs authorized by our board of directors as described on page 9.

See "Consolidated Statements of Cash Flows" on page 21.


Capital Expenditures
Capital expenditures are primarily related to new stores, remodels, and expansions. Our strong financial condition enables us to make capital expenditures to enhance growth and improve operations. The operating measures we emphasize when we invest in new stores and remodel or expand existing stores include return on net assets, internal rate of return, and sales per square foot.

In April 2001, we completed the purchase of 15 former Wards and Bradlees stores, which are included in capital expenditures in the above cash flows table. Eight of the 15 stores are planned as new stores, and the other stores generally will provide expansion in existing malls, with most locations opening in 2002.

Business Combinations
In the fourth quarter of 2001, we acquired After Hours and substantially all of the assets of Priscilla of Boston for an aggregate cost of $121 million, which included $67 million of outstanding debt repaid at closing. In March 2001, we purchased nine department store locations from Saks Incorporated. The cash purchase price included approximately $237 million for the stores and approximately $67 million for merchandise inventories and accounts receivable. In August 2000, David's Bridal joined May. The cost of this transaction was approximately $420 million. In December 1999, we completed the merger of Zions Co-operative Mercantile Institution (ZCMI) stores. We issued 1.6 million shares of May common stock valued at $50 million to ZCMI shareholders and assumed $73 million of debt, of which $40 million was repaid at closing.
These business combinations have been accounted for as purchases and did not have a material effect on our results of operations or financial position.

Liquidity, Available Credit, and Debt Ratings
We finance our activities primarily with cash flows from operations, borrowings under credit facilities, and issuances of long-term debt. We have $1.0 billion of credit under unsecured revolving facilities consisting of a $700 million five-year credit agreement expiring July 31, 2006, and a $300 million 364-day credit agreement expiring July 30, 2002. These credit agreements support our commercial paper borrowings. As of February 2, 2002, there was $78 million of commercial paper outstanding. Financial covenants under the credit agreements include a minimum fixed-charge coverage ratio and a maximum debt-to-capitaliza-tion ratio. We also maintain a $30 million credit facility with minority-owned banks. In addition we have filed shelf registration statements with the Securities and Exchange Commission that enable us to issue up to $525 million of debt securities.

Annual maturities of long-term debt, including sinking fund requirements, are $255 million, $153 million, $253 million, $167 million, and $145 million for 2002 through 2006. Interest payments on long-term debt are typically paid on a semi-annual basis.

Our bonds are rated A1 by Moody's Investors Service, Inc. and A+ by Standard & Poor's Corporation. Our commercial paper is rated P1 by Moody's and A1 by Standard & Poor's. Our senior unsecured bank credit agreement is rated A1 by Moody's.

Off-balance-sheet Financing
We do not sell or securitize customer accounts receivable. We have not entered into off-balance-sheet financing or other arrangements with any special-purpose entity. Our existing operating leases do not contain any significant termination payments if lease options are not exercised. The present value of operating leases (minimum rents) was $473 million as of February 2, 2002.

Financial Ratios
Our debt-to-capitalization and fixed-charge coverage ratios are consistent with our capital structure objective. Our capital structure provides us with substantial financial and operational flexibility.

The debt-to-capitalization ratios were 51%, 50%, and 44% for 2001, 2000, and 1999, respectively. The ratio increased in 2000 due to long-term borrowings of $1.1 billion and the repurchase of $789 million of our common stock. For purposes of the debt-to-capitalization ratio, we define total debt as short-term and long-term debt (including the Employee Stock Ownership Plan [ESOP] debt reduced by unearned compensation) and the capitalized value of all leases, including operating leases. We define capitalization as total debt, noncurrent deferred taxes, ESOP preference shares, and shareowners' equity. See "Profit Sharing" on page 26 for discussion of the ESOP.

The fixed-charge coverage ratios were 3.4x in 2001, 4.0x in 2000, and 4.8x in 1999. The ratio declined in 2001 due to lower operating earnings and higher interest expense compared with 2000. We define fixed charges as gross interest expense, interest expense on the ESOP debt, total rent expense, and the pretax equivalent of dividends on redeemable preferred stock.

Common Stock Repurchases
Since 1996, our board of directors has authorized and we have repurchased almost $3.0 billion in common stock totaling 91.4 million shares.

Common Stock Dividends and Market Prices
Our dividend policy is based on earnings growth and capital investment requirements. We increased the annual dividend by $0.01 to $0.95 per share effective with the March 2002 dividend. This is our 27th consecutive annual dividend increase. We have paid consecutive quarterly dividends since 1911.

The quarterly price ranges of the common stock and dividends per share in 2001 and 2000 were:

                                     2001                                2000
               Market Price                        Market Price
                                Dividends                           Dividends
Quarter      High       Low     per Share        High       Low     per Share

First      $41.25    $33.85       $0.2350      $32.13    $23.75       $0.2325
Second      37.29     30.61        0.2350       31.13     23.25        0.2325
Third       34.90     27.00        0.2350       25.50     19.19        0.2325
Fourth      38.86     33.17        0.2350       39.50     22.94        0.2325
Year       $41.25    $27.00       $0.9400      $39.50    $19.19       $0.9300

The approximate number of common shareowners as of March 1, 2002, was 41,000.

Critical Accounting Policies
In 2001, approximately 39% of our net retail sales were made under our department store credit programs, which resulted in customer accounts receivable balances of approximately $1.9 billion at February 2, 2002. We have significant experience in managing our credit programs. The allowance for uncollectible accounts is based upon a number of factors including account write-off trends, account aging information, and year-end balances. We do not expect actual results to vary significantly from our estimate.

We use the retail inventory method. Under this method, we record markdowns to value merchandise inventories at net realizable value. We closely monitor actual and forecasted sales trends, current inventory levels, and aging information by merchandise categories. If forecasted sales are not achieved, additional markdowns may be needed in future periods to clear excess or slow-moving merchandise, which may result in lower gross margins.

When a store experiences unfavorable operating performance, we evaluate whether an impairment charge should be recorded. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows to its carrying value. If the cash flows are not sufficient to recover the carrying value, the assets are written down to fair value. Impairment losses associated with these reviews have not been significant. However, if store-for-store sales declines and general negative economic trends continue, future impairment losses may be significant.

Impact of New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and specifies criteria for recognizing intangible assets separate from goodwill. This statement applies to all business combinations after June 30, 2001.

Under SFAS No. 142, goodwill and intangible assets that have indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if circumstances indicate potential impairment. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal 2002, which began on February 3, 2002. Adoption of this standard in fiscal 2002 is not expected to result in a goodwill impairment charge.

For the 52-week period ended February 2, 2002, the pro forma effect of adopting SFAS No. 142 eliminates $42 million of goodwill amortization included in selling, general, and administrative expenses, increasing net earnings by $37 million, or $0.11 per share. The fiscal 2001 pro forma effective income tax rate would have been 37.4% due to the elimination of non-tax-deductible goodwill amortization.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." We adopted this statement in 2001, and it did not affect our annual operating results or financial position.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international buying offices located outside the United States are generally paid in local currency and are not material. During fiscal 2001, 2000, and 1999, we did not enter into any derivative financial instruments.

Forward-looking Statements
Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include but are not limited to competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, and our ability to hire and retain qualified associates. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Quantitative and Qualitative Disclosures About Market Risk in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data


                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareowners of The May Department Stores Company

We have audited the accompanying consolidated balance sheets of The May Department Stores Company (a Delaware corporation) and subsidiaries as of February 2, 2002, and February 3, 2001, and the related consolidated statements of earnings, shareowners' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The May Department Stores Company and subsidiaries as of February 2, 2002, and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in this Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
1010 Market Street
St. Louis, Missouri 63101-2089
February 13, 2002


                        CONSOLIDATED STATEMENTS OF EARNINGS



(dollars in millions, except per share)             2001       2000       1999

Net retail sales                                 $14,215    $14,372    $13,810

Revenues                                         $14,175    $14,511    $13,866
Cost of sales                                      9,770      9,929      9,370
Selling, general, and administrative expenses      2,912      2,835      2,686
Interest expense, net                                349        345        287

Earnings before income taxes                       1,144      1,402      1,523
Provision for income taxes                           438        544        596

Earnings before extraordinary loss                   706        858        927
Extraordinary loss, net of tax                        (3)         -          -

Net earnings                                     $   703    $   858    $   927

Basic earnings per share:
  Earnings before extraordinary loss             $  2.32    $  2.74    $  2.73
  Extraordinary loss                                (.01)         -          -

  Net earnings                                   $  2.31    $  2.74    $  2.73

Diluted earnings per share:
  Earnings before extraordinary loss             $  2.22    $  2.62    $  2.60
  Extraordinary loss                                (.01)         -          -

  Net earnings                                   $  2.21    $  2.62    $  2.60


Fiscal 2000 was a 53-week year. Net retail sales for fiscal 2000 are shown on a 52-week basis for comparability.

Net retail sales for the 53 weeks ended February 3, 2001, were $14,511.

See Notes to Consolidated Financial Statements.


                         CONSOLIDATED BALANCE SHEETS


                                                    February 2,   February 3,
(dollars in millions, except per share)                    2002          2001

Assets
Current assets:
  Cash                                                 $     20      $     17
  Cash equivalents                                           32           139
  Accounts receivable, net of allowance for
    uncollectible accounts of $90 and $76                 1,938         2,081
  Merchandise inventories                                 2,875         2,938
  Other current assets                                       60            95

Total current assets                                      4,925         5,270

Property and equipment:
  Land                                                      339           329
  Buildings and improvements                              4,536         4,090
  Furniture, fixtures, equipment, and other               4,062         3,689
  Property under capital leases                              59            59
  Total property and equipment                            8,996         8,167
  Accumulated depreciation                               (3,732)       (3,268)

Property and equipment, net                               5,264         4,899
Goodwill and other intangibles, net of accumulated
  amortization of $311 and $263                           1,612         1,312
Other assets                                                119            93

Total assets                                           $ 11,920      $ 11,574

Liabilities and shareowners' equity
Current liabilities:
  Short-term debt                                      $     78      $      -
  Current maturities of long-term debt                      255            85
  Accounts payable                                        1,023           965
  Accrued expenses                                          910           871
  Income taxes payable                                      272           293

Total current liabilities                                 2,538         2,214

Long-term debt                                            4,403         4,534
Deferred income taxes                                       696           586
Other liabilities                                           360           335

ESOP preference shares                                      286           299
Unearned compensation                                      (204)         (249)

Shareowners' equity:
  Common stock                                              144           149
  Additional paid-in capital                                  -             -
  Retained earnings                                       3,709         3,706
  Accumulated other comprehensive loss                      (12)            -

Total shareowners' equity                                 3,841         3,855

Total liabilities and shareowners' equity              $ 11,920      $ 11,574

Common stock has a par value of $0.50 per share; 1 billion shares are authorized; and 470.5 million shares were issued. At February 2, 2002, 287.2 million shares were outstanding, and 183.3 million shares were held in treasury. At February 3, 2001, 298.2 million shares were outstanding, and
172.3 million shares were held in treasury.

ESOP preference shares have a par value of $0.50 per share and a stated value of $507 per share; 800,000 shares are authorized. At February 2, 2002, 564,047 shares (convertible into 19.1 million shares of common stock) were issued and outstanding. At February 3, 2001, 589,962 shares (convertible into 19.9 million shares of common stock) were issued and outstanding.

See Notes to Consolidated Financial Statements.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)                                    2001    2000     1999

Operating activities

Net earnings                                          $   703  $  858   $  927
Adjustments for noncash items included in earnings:
  Depreciation and other amortization                     511     476      440
  Goodwill and other intangible amortization               48      35       29
  Deferred income taxes                                    63      59       75
Working capital changes:
  Accounts receivable, net                                180      97       13
  Merchandise inventories                                 103     (77)    (137)
  Other current assets                                     34      (9)     (22)
  Accounts payable                                         51     (77)      57
  Accrued expenses                                        (10)    (70)      57
  Income taxes payable                                    (19)     65       46
Other assets and liabilities, net                         (20)    (11)      45

Cash flows from operations                              1,644   1,346    1,530

Investing activities

Capital expenditures                                     (797)   (598)    (703)
Proceeds from dispositions of property and equipment       41      48       25
Business combinations                                    (425)   (420)     (40)

Cash flows used for investing activities               (1,181)   (970)    (718)

Financing activities

Issuances of long-term debt                               250   1,076        -
Repayments of long-term debt                             (178)   (241)    (135)
Net issuances of short-term debt                           78       -        -
Purchases of common stock                                (474)   (828)    (468)
Issuances of common stock                                  54      36       34
Dividend payments                                        (297)   (304)    (314)

Cash flows used for financing activities                 (567)   (261)    (883)

Increase (decrease) in cash and cash equivalents         (104)    115      (71)
Cash and cash equivalents, beginning of year              156      41      112

Cash and cash equivalents, end of year                $    52  $  156   $   41

Cash paid during the year:
  Interest expense                                    $   339  $  376   $  307
  Income taxes                                            369     414      463

See "Business Combinations" in Notes to Consolidated Financial Statements for a description of noncash transactions.

See Notes to Consolidated Financial Statements.




                            CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                  Accumulated
                                                       Additional                       Other        Total
(dollars in millions,       Outstanding Common Stock      Paid-in     Retained  Comprehensive Shareowners'
shares in thousands)                 Shares        $      Capital     Earnings           Loss       Equity

Balance at January 30, 1999         334,664     $167         $  -       $3,669          $   -       $3,836

Net earnings                              -        -            -          927              -          927
Dividends paid:
  Common stock ($0.89 per share)          -        -            -         (295)             -         (295)
  ESOP preference shares,
    net of tax benefit                    -        -            -          (19)             -          (19)
Common stock issued                   3,678        2           94            -              -           96
Common stock purchased              (12,877)      (6)         (94)        (368)             -         (468)

Balance at January 29, 2000         325,465      163            -        3,914              -        4,077

Net earnings                              -        -            -          858              -          858
Dividends paid:
  Common stock ($0.93 per share)          -        -            -         (286)             -         (286)
  ESOP preference shares,
    net of tax benefit                    -        -            -          (18)             -          (18)
Common stock issued                   2,350        1           51            -              -           52
Common stock purchased              (29,645)     (15)         (51)        (762)             -         (828)

Balance at February 3, 2001         298,170      149            -        3,706              -        3,855

Net earnings                              -        -            -          703              -          703
Minimum pension liability, net            -        -            -            -            (12)         (12)
Comprehensive income                      -        -            -            -              -          691
Dividends paid:
  Common stock ($0.94 per share)          -        -            -         (278)             -         (278)
  ESOP preference shares,
    net of tax benefit                    -        -            -          (19)             -          (19)
Common stock issued                   3,038        2           64            -              -           66
Common stock purchased              (14,035)      (7)         (64)        (403)             -         (474)

Balance at February 2, 2002         287,173     $144         $  -       $3,709          $ (12)      $3,841



                                                                                           Treasury Shares
(shares in thousands)                                               2001             2000             1999
Balance, beginning of year                                       172,285          144,990          135,791
Common stock issued:
   Exercise of stock options                                      (1,588)            (569)            (673)
   Deferred compensation plan                                       (231)            (221)            (224)
   Restricted stock grants, net of forfeitures                      (337)            (158)            (372)
   Conversion of ESOP preference shares                             (876)          (1,089)            (781)
   Contribution to profit sharing plan                                (6)            (313)               -
   Business combination                                                -                -           (1,628)

                                                                  (3,038)          (2,350)          (3,678)

Common stock purchased                                            14,035           29,645           12,877

Balance, end of year                                             183,282          172,285          144,990

Outstanding common stock excludes shares held in treasury.

See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
The company's fiscal year ends on the Saturday closest to January
31. Fiscal years 2001, 2000, and 1999 ended on February 2, 2002, February 3, 2001, and January 29, 2000, respectively. Fiscal years 2001 and 1999 included 52 weeks. Fiscal year 2000 included 53 weeks. The additional week did not materially affect 2000 earnings. References to years in this annual report relate to fiscal years or year-ends rather than calendar years.

Basis of Reporting
The consolidated financial statements include the accounts of The May Department Stores Company, a Delaware corporation, and all wholly-owned subsidiaries (May or the company). The company's 439 quality department stores are operated by eight regional department store companies across the United States under 11 long-standing and widely recognized trade names. The Bridal Group operates 150 David's Bridal stores, 240 After Hours Formalwear (After Hours) stores, and 10 Priscilla of Boston stores. The company aggregates its eight department store companies into a single reportable segment because they have similar economic and operating characteristics.

Use of Estimates
Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Revenues
Revenues include sales from all stores operating during the period, finance charge revenues, and lease department income. Merchandise sales are recognized at the time the sale is made to the customer, are net of estimated returns and promotional coupons, and exclude sales tax. Finance charge revenues are recognized in accordance with the contractual provisions of customer credit agreements. Finance charge revenues were $292 million, $301 million, and $304 million in 2001, 2000, and 1999, respectively. Lease department income is recognized based on a percentage of lease department sales, net of estimated returns.

Net Retail Sales
Net retail sales include lease department sales but exclude sales from closed and non-replaced stores and finance charge revenues. Sales are net of returns and promotional coupons and exclude sales tax. Store-for-store sales represent sales of those stores open during both years. Lease department sales are integral to our operations and are used in our evaluation of operating performance. Net retail sales differ from generally accepted accounting principles due to the inclusion of lease department sales and the exclusion of sales from closed and non-replaced stores. Consequently, net retail sales may not be comparable to sales reported by other retailers and are not an alternative to revenues.

Cost of Sales
Cost of sales includes the cost of merchandise sold and buying and occupancy costs.

Preopening Expenses
Preopening expenses of new stores are expensed as incurred.

Advertising Costs
Advertising and sales promotion costs are expensed at the time the advertising takes place. These costs are net of cooperative advertising reimbursements and are included in selling, general, and administrative expenses. These costs were $590 million, $572 million, and $540 million in 2001, 2000, and 1999, respectively.

Income Taxes
Income taxes are accounted for by the liability method. The liability method applies statutory tax rates in effect at the date of the balance sheet to differences between the book basis and the tax basis of assets and liabilities.

Earnings per Share
References to earnings per share relate to diluted earnings per share.

Stock-based Compensation
The company accounts for stock-based compensation by applying Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under Statement of Financial Accounting
Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

Cash Equivalents
Cash equivalents consist primarily of commercial paper with maturities of less than three months. Cash equivalents are stated at cost, which approximates fair value.

Merchandise Inventories
Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. Merchandise inventories on a FIFO (first-in, first-out) cost basis approximate LIFO.

Property and Equipment
Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Properties under capital leases and leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Software development costs are capitalized and amortized over the expected useful life. Capitalized interest was $22 million, $17 million, and $16 million in 2001, 2000, and 1999, respectively. The estimated useful life for each major class of long-lived asset is as follows:

Buildings and improvements:
  Buildings and improvements                          10-50 years
  Leasehold interests                                  5-30 years
Furniture, fixtures, equipment, and other:
  Furniture, fixtures, and equipment                   3-15 years
  Software development costs                            2-7 years
  Rental formalwear                                     2-4 years
Property under capital leases                         16-50 years

Goodwill and Other Intangibles
Goodwill represents the excess of cost over the fair value of net tangible and separately recognized intangible assets acquired at the dates of acquisition. Substantially all amounts are amortized using the straight-line method over a 40-year period. Other intangibles include trade names and customer lists and are amortized using the straight-line method over a period of up to 40 years.

Impairment of Long-lived Assets
Long-lived assets and certain identifiable intangibles are reviewed when events or circumstances indicate that the net book value may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. Impairment losses resulting from these reviews have not been significant.

Financial Derivatives
The company uses derivative financial instruments only to reduce risk in specific business transactions. The company periodically purchases forward contracts on firm commitments to minimize the risk of foreign currency fluctuations. The company did not enter into any derivative financial instruments in 2001, 2000, or 1999.

Impact of New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and specifies criteria for recognizing intangible assets separate from goodwill. This statement applies to all business combinations after June 30, 2001.

Under SFAS No. 142, goodwill and intangible assets that have indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if circumstances indicate potential impairment. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal 2002, which began on February 3, 2002. Adoption of this standard in fiscal 2002 is not expected to result in a goodwill impairment charge.


For the 52-week period ended February 2, 2002, the pro forma effect of adopting SFAS No. 142 eliminates $42 million of goodwill amortization included in selling, general, and administrative expenses, increasing net earnings by $37 million, or $0.11 per share. The fiscal 2001 pro forma effective tax rate would have been 37.4% due to the elimination of non-tax-deductible goodwill amortization.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The company adopted this statement in 2001, and it did not affect the company's annual operating results or financial position.

Reclassifications
Certain prior-year amounts have been reclassified to conform with the current-year presentation.

QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were:

(dollars in millions,
except per share)                                                        2001
                                 First    Second    Third    Fourth      Year

Revenues                        $3,153    $3,173   $3,202    $4,647   $14,175
Cost of sales                    2,202     2,183    2,319     3,066     9,770
Selling, general, and
  administrative expenses          688       718      707       799     2,912
Pretax earnings                    177       183       89       695     1,144
Net earnings(1)                    109       111       55       431       706

Earnings per share:(1)
  Basic                         $ 0.35    $ 0.36   $ 0.17    $ 1.44   $  2.32
  Diluted                         0.34      0.35     0.17      1.36      2.22

(1)Before after-tax extraordinary loss of $3 million ($5 million pretax), or $0.01 per share, in the third quarter.


(dollars in millions,
 except per share)                                                       2000
                                 First    Second    Third(1) Fourth      Year

Revenues                        $3,050    $3,131   $3,326    $5,004   $14,511
Cost of sales                    2,141     2,154    2,397     3,237     9,929
Selling, general, and
  administrative expenses          638       670      697       830     2,835
Pretax earnings                    200       225      141       836     1,402
Net earnings                       120       135       85       518       858

Earnings per share:
  Basic                         $ 0.36    $ 0.42   $ 0.28    $ 1.68   $  2.74
  Diluted                         0.35      0.41     0.27      1.59      2.62

(1)The 2000 third quarter results included $63 million of costs related to the clearance of excess spring and summer merchandise.



There are variables and uncertainties in the factors used to estimate the annual LIFO provision (credit) on an interim basis. If the final variables and factors had been known at the beginning of the year, the pro forma earnings
(loss) per share impact of LIFO would have been:

                                               2001                      2000
                                 Pro             As         Pro            As
Quarter                        Forma       Reported       Forma      Reported

First                          $0.01         $(0.02)      $0.01        $(0.01)
Second                          0.01          (0.02)       0.01         (0.01)
Third                           0.02          (0.01)       0.01         (0.01)
Fourth                          0.02           0.11        0.02          0.08

Year                           $0.06         $ 0.06       $0.05        $ 0.05

PROFIT SHARING

The company has a qualified profit sharing plan that covers most associates who work 1,000 hours or more in a year and have attained age 21. The plan is a defined-contribution program that provides for discretionary matching allocations at a variable matching rate generally based upon changes in the company's annual earnings per share, as defined in the plan. The plan's matching allocation value totaled $33 million for 2001, an effective match rate of 56%. The matching allocation values were $52 million in 2000 and $54 million in 1999.

The plan includes an Employee Stock Ownership Plan (ESOP) under which the plan borrowed $400 million in 1989, guaranteed by the company, at an average rate of 8.5%. The proceeds were used to purchase $400 million (788,955 shares) of convertible preference stock of the company (ESOP preference shares). Each share is convertible into 33.787 shares of common stock and has a stated value of $15.01 per common share equivalent. The annual dividend rate on the ESOP preference shares is 7.5%.

The $204 million outstanding portion of the guaranteed ESOP debt is reflected on the consolidated balance sheet as long-term debt because the company will fund the required debt service through 2004. The company's contributions to the ESOP and the dividends on the ESOP preference shares are used to repay the loan principal and interest. Interest expense associated with the ESOP debt was $18 million in 2001, $22 million in 2000, and $25 million in 1999. ESOP preference shares' dividends were $22 million in 2001, $23 million in 2000, and $24 million in 1999.

The release of ESOP preference shares is based upon debt-service payments. Upon release, the shares are allocated to participating associates' accounts. Unearned compensation, initially an equal offsetting amount to the $400 million guaranteed ESOP debt, has been adjusted for the difference between the expense related to the ESOP and cash payments to the ESOP. It is reduced as principal is repaid.

The company's profit sharing expense was $47 million in 2001, $41 million in 2000, and $40 million in 1999.

At February 2, 2002, the plan beneficially owned 14.5 million shares of the company's common stock and 100% of the company's ESOP preference shares, representing 11.0% of the company's common stock.

David's Bridal and After Hours provide retirement benefits to associates who have worked three months or more and have attained age 21 through separate 401(k) plans (defined-contribution plans) that provide for discretionary company contributions.


PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has a qualified defined-benefit plan that covers most associates who work 1,000 hours or more in a year and have attained age 21. The company also maintains two nonqualified, supplementary defined-benefit plans for certain associates. All plans are noncontributory and provide benefits based upon years of service and pay during employment.

Pension expense is based on information provided by an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

The components of net periodic benefit costs and actuarial assumptions for the benefit plans were:

(dollars in millions)                            2001        2000        1999

Components of pension expense (all plans)
Service cost                                      $39         $34         $39
Interest cost                                      53          51          45
Expected return on assets                         (42)        (48)        (39)
Net amortization(1)                                12           4           8

Total                                             $62         $41         $53

(1) Prior service cost and actuarial (gain) loss are amortized over the remaining service period.

(as of January 1)                                2002        2001       2000
Actuarial assumptions
Discount rate                                    7.25%       7.50%      8.00%
Expected return on plan assets                   7.50        7.75       8.25
Salary increase                                  4.00        4.25       4.50

The accumulated benefit obligations (ABO), change in projected benefit obligations (PBO), change in net plan assets, and funded status of the benefit plans were:

                                        Qualified Plan     Nonqualified Plans
(dollars in millions)                     2001    2000      2001         2000
Change in PBO(1)
PBO at beginning of year                  $592    $542     $ 147        $ 129
Service cost                                35      31         4            3
Interest cost                               42      41        11           10
Actuarial loss(2)                           23      52        15           12
Plan amendments                              2       -         1            -
Benefits paid                              (56)    (74)       (8)          (7)

PBO at end of year                        $638    $592     $ 170        $ 147

ABO at end of year(3)                     $570    $536     $ 147        $ 121

Change in net plan assets
Fair value of net plan assets at
  beginning of year                       $578    $622     $   -        $   -
Actual return on plan assets               (16)      4         -            -
Employer contribution                       43      26         -            -
Benefits paid                              (56)    (74)        -            -

Fair value of net plan assets at
  end of year                             $549    $578     $   -        $   -

Funded status (PBO less plan assets)      $(89)   $(14)    $(170)       $(147)
Unrecognized net actuarial loss (gain)      54     (26)       41           28
Unrecognized prior service cost             54      59        14           14

Net prepaid (accrued) benefit cost        $ 19    $ 19     $(115)       $(105)

Plan assets in excess of (less than) ABO  $(21)   $ 42     $(147)       $(121)


                                        Qualified Plan     Nonqualified Plans
(dollars in millions)                     2001    2000      2001         2000

Amounts recognized in the balance sheets(4)
Accrued benefit liability                 $(21)   $  -     $(147)       $(121)
Prepaid benefit cost                         -      19         -            -
Intangible asset                            40       -        13           16
Accumulated other comprehensive loss         -       -        19            -

Net amount recognized                     $ 19    $ 19     $(115)       $(105)

(1) PBO is the actuarial present value of benefits attributed by the benefit formula to prior associate service; it takes into consideration future salary increases.
(2) Actuarial loss is the change in benefit obligations or plan assets resulting from changes in actuarial assumptions or from experience different than assumed.
(3) ABO is the actuarial present value of benefits attributed by the pension benefit formula to prior associate service based on current and past compensation levels.
(4) Accrued benefit liability is included in accrued expenses and other liabilities. Prepaid benefit costs and intangible pension assets are included in other assets. Accumulated other comprehensive loss, net of tax benefit, is included in equity.

The company also provides postretirement life and/or health benefits for certain associates. As of February 2, 2002, the company's estimated PBO (at a discount rate of 7.25%) for postretirement benefits was $52 million, of which $49 million was accrued in other liabilities. As of February 3, 2001, the company's estimated PBO (at a discount rate of 7.50%) for postretirement benefits was $51 million, of which $49 million was accrued in other liabilities. An unrecognized net loss of less than 10% of PBO need not be amortized. The postretirement plan is unfunded. The postretirement benefit expense was $4 million in 2001, 2000, and 1999.

The estimated future obligations for postretirement medical benefits are based upon assumed annual healthcare cost increases of 11% for 2002, decreasing by 1% annually to 5% for 2008 and future years. A 1% increase or decrease in the assumed annual healthcare cost increases would increase or decrease the present value of estimated future obligations for postretirement benefits by approximately $2 million.

Another important element in the retirement programs is the Social Security system, into which the company paid $180 million in 2001 as its matching contribution to the $180 million paid in by associates.


TAXES

The provision for income taxes and the related percent of pretax earnings for the last three years were:

(dollars in millions)                  2001            2000             1999
                                  $       %        $      %         $      %
Federal                        $317             $412             $440
State and local                  58               73               81

Current taxes                   375    32.8%     485   34.6%      521   34.2%

Federal                          54               50               63
State and local                   9                9               12

Deferred taxes                   63     5.5       59    4.2        75    4.9

Total                          $438    38.3%    $544   38.8%     $596   39.1%


The reconciliation between the statutory federal income tax rate and the effective income tax rate for the last three years follows:

(percent of pretax earnings)               2001           2000           1999

Statutory federal income tax rate          35.0%          35.0%          35.0%
State and local income taxes                5.9            5.8            6.1
Federal tax benefit of state
  and local income taxes                   (2.1)          (2.0)          (2.2)
Other, net                                 (0.5)             -            0.2

Effective income tax rate                  38.3%          38.8%          39.1%

Major components of deferred tax assets (liabilities) were:

(dollars in millions)                                      2001          2000

Accrued expenses and reserves                             $ 140         $ 123
Deferred and other compensation                             151           150
Merchandise inventories                                    (198)         (164)
Depreciation and amortization and basis differences        (692)         (570)
Other deferred income tax liabilities, net                  (92)          (79)
Net deferred income taxes                                  (691)         (540)

Less: Net current deferred income tax assets                  5            46

Noncurrent deferred income taxes                          $(696)        $(586)

Net current deferred income tax assets are included in other current assets in the accompanying balance sheets.

EARNINGS PER SHARE

All ESOP preference shares were issued in 1989 and earnings per share is computed in accordance with the provisions of Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," and Emerging Issues Task Force 89-12, "Earnings Per Share Issues Related to Convertible Preferred Stock Held by an Employee Stock Ownership Plan." For basic earnings per share purposes, the ESOP preference shares dividend, net of income tax benefit, is deducted from net earnings to arrive at net earnings available for common shareowners. Diluted earnings per share is computed by use of the "if converted" method, which assumes all ESOP preference shares were converted as of the beginning of the year. Net earnings are adjusted to add back the ESOP preference dividend deducted in computing basic earnings per share less the amount of additional ESOP contribution required to fund ESOP debt service in excess of the current common stock dividend attributable to the ESOP preference shares. The following tables reconcile net earnings before extraordinary loss and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share before extraordinary loss for 2001, 2000, and 1999.

(in millions, except per share)                                           2001
                                                Net                   Earnings
                                           Earnings      Shares      per Share

Net earnings(1)                                $706
ESOP preference shares' dividends               (19)

Basic earnings per share(1)                    $687       296.0          $2.32

ESOP preference shares                           17        19.5
Assumed exercise of options
  (treasury stock method)                         -         2.1

Diluted earnings per share(1)                  $704       317.6          $2.22

(1) Before after-tax extraordinary loss of $3 million ($5 million pretax), or $0.01 per share.


(in millions, except per share)                                           2000
                                            Net                       Earnings
                                       Earnings         Shares       per Share

Net earnings                               $858
ESOP preference shares' dividends           (18)

Basic earnings per share                   $840          306.4           $2.74

ESOP preference shares                       17           20.5
Assumed exercise of options
  (treasury stock method)                     -            0.8

Diluted earnings per share                 $857          327.7           $2.62


(in millions, except per share)                                           1999
                                            Net                       Earnings
                                       Earnings         Shares       per Share

Net earnings                               $927
ESOP preference shares' dividends           (19)

Basic earnings per share                   $908          332.2           $2.73

ESOP preference shares                       16           21.5
Assumed exercise of options
  (treasury stock method)                     -            1.9

Diluted earnings per share                 $924          355.6           $2.60

ACCOUNTS RECEIVABLE

Credit sales under department store credit programs as a percent of net retail sales were 39.1% in 2001. This compares with 40.3% in 2000 and 40.7% in 1999. An estimated 25 million customers hold credit cards under the company's various credit programs. Sales made through third-party credit cards totaled $5.1 billion in 2001, compared with $5.0 billion in 2000 and $4.6 billion in 1999.

Net accounts receivable consisted of:

(dollars in millions)                                      2001          2000

Customer accounts receivable                             $1,907        $2,032
Other accounts receivable                                   121           125

Total accounts receivable                                 2,028         2,157
Allowance for uncollectible accounts                        (90)          (76)

Accounts receivable, net                                 $1,938        $2,081

The fair value of customer accounts receivable approximates their carrying values at February 2, 2002, and February 3, 2001, due to the short-term nature of these accounts. We do not sell or securitize customer accounts receivables.


OTHER CURRENT ASSETS

In addition to net current deferred income tax assets, other current assets consisted of prepaid expenses and supply inventories of $55 million in 2001 and $49 million in 2000.


OTHER ASSETS

Other assets consisted of:

(dollars in millions)                                      2001          2000

Prepaid and intangible pension asset                       $ 53           $35
Deferred debt expense                                        43            40
Other                                                        23            18

Total                                                      $119           $93

ACCRUED EXPENSES

Accrued expenses consisted of:

(dollars in millions)                                      2001          2000

Salaries, wages, and employee benefits                     $202          $172
Insurance costs                                             198           184
Advertising and other operating expenses                    142           148
Interest and rent expense                                   140           127
Sales, use, and other taxes                                 105           116
Construction costs                                           59            52
Other                                                        64            72

Total                                                      $910          $871

SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt for the last three years was:

(dollars in millions)                        2001          2000          1999

Balance outstanding at year-end            $   78          $  -          $  -
Average balance outstanding                   397           242            67
Average interest rate:
  At year-end                                 1.8%            -             -
  On average balance                          3.0%          6.6%          5.7%
Maximum balance outstanding                $1,090          $667          $407

The average balance of short-term debt outstanding, primarily commercial paper, and the respective weighted average interest rates are based on the number of days such short-term debt was outstanding during the year. The maximum balance outstanding in 2001 consisted of $985 million of commercial paper and $105 million of short-term bank financing.

The company has $1.0 billion of credit under unsecured revolving facilities consisting of a $700 million five-year credit agreement expiring July 31, 2006, and a $300 million 364-day credit agreement expiring July 30, 2002. These credit agreements support the company's commercial paper borrowings. As of February 2, 2002, there was $78 million of commercial paper outstanding. Financial covenants under the credit agreements include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. The company also maintains a $30 million credit facility with minority-owned banks and during 2001 borrowed an additional $75 million under a short-term note agreement with a bank.



LONG-TERM DEBT

Long-term debt and capital lease obligations were:

(dollars in millions)                                      2001          2000

Unsecured notes and sinking-fund
  debentures due 2002-2036                               $4,561        $4,470
Mortgage notes and bonds due 2002-2020                       47            97
Capital lease obligations                                    50            52

Total debt                                                4,658         4,619
Less: Current maturities of long-term debt                  255            85

Long-term debt                                           $4,403        $4,534

The weighted average interest rate of long-term debt was 8.1% at February 2, 2002, and 8.2% at February 3, 2001.

The annual maturities of long-term debt, including sinking fund requirements, are $255 million, $153 million, $253 million, $167 million, and $145 million for 2002 through 2006. Maturities of long-term debt are scheduled over the next 35 years, with the largest principal repayment in any single year being $280 million. Interest payments on long-term debt are typically paid on a semi-annual basis.

The net book value of property encumbered under long-term debt agreements was $93 million at February 2, 2002.

The fair value of long-term debt (excluding capital lease obligations) was approximately $5.1 billion and $4.8 billion at February 2, 2002, and February 3, 2001, respectively. The fair value was determined using borrowing rates for debt instruments with similar terms and maturities.

During the third quarter of 2001, the company recorded an after-tax extraordinary loss of $3 million ($5 million pretax), or $0.01 per share, due to the call of $100 million of 9.875% debentures due in 2021. These debentures were called effective October 9, 2001.


LEASE OBLIGATIONS

The company leases approximately 27% of its gross retail square footage. Rental expense for the company's operating leases consisted of:

(dollars in millions)                        2001          2000          1999

Minimum rentals                               $80           $63           $48
Contingent rentals based on sales              15            18            18

Real property rentals                          95            81            66
Equipment rentals                               4             4             3

Total                                         $99           $85           $69

Future minimum lease payments at February 2, 2002, were:

                                         Capital      Operating
(dollars in millions)                     Leases         Leases         Total

2002                                        $  7           $ 89          $ 96
2003                                           7             83            90
2004                                           7             77            84
2005                                           7             70            77
2006                                           7             63            70
After 2006                                    69            298           367

Minimum lease payments                      $104           $680          $784


The present value of minimum lease payments under capital leases was $50 million at February 2, 2002, of which $1 million was included in current liabilities. The present value of operating leases (minimum rents) was $473 million at February 2, 2002.

Property under capital leases was:

(dollars in millions)                                      2001          2000

Cost                                                        $59           $59
Accumulated amortization                                    (31)          (29)

Total                                                       $28           $30

OTHER LIABILITIES

In addition to accrued pension and postretirement costs, other liabilities consisted principally of deferred compensation liabilities of $164 million at February 2, 2002, and $165 million at February 3, 2001. Under the company's deferred compensation plan, eligible associates may elect to defer part of their compensation each year into cash and/or stock unit alternatives. The company issues shares to settle obligations with participants who defer in stock units and it maintains shares in treasury sufficient to settle all outstanding stock unit obligations.

LITIGATION

The company is involved in claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's financial position or results of operations.

BUSINESS COMBINATIONS

In the fourth quarter of 2001, May acquired After Hours and substantially all of the assets of Priscilla of Boston for an aggregate cost of $121 million, which included $67 million of outstanding debt repaid at closing. In March 2001, the company purchased nine department store locations from Saks Incorporated. The cash purchase price included approximately $237 million for the stores and approximately $67 million for merchandise inventories and accounts receivable.

In August 2000, David's Bridal joined the company. The cost of this transaction was approximately $420 million.

In December 1999, the company completed the merger of Zions Co-operative Mercantile Institution (ZCMI) stores. May issued 1.6 million shares of May common stock valued at $50 million to ZCMI shareholders and assumed $73 million of debt, of which $40 million was repaid at closing. The company repurchased a comparable number of shares in the open market as were issued to acquire ZCMI.

These business combinations have been accounted for as purchases and did not have a material effect on the results of operations or financial position.

STOCK OPTION AND STOCK-RELATED PLANS

Under the company's common stock option plans, options are granted at the market price on the date of grant. Options to purchase may extend for up to 10 years, may be exercised in installments only after stated intervals of time, and are conditional upon continued active employment with the company. The company's plans are accounted for as provided by APB Opinion No. 25, "Accounting for Stock Issued to Employees." For stock options, no compensation cost has been recognized because the option exercise price is fixed at the market price on the date of grant.


A combined summary of the stock option plans at the end of 2001, 2000, and 1999 and of the changes in outstanding shares within years is presented below:

(shares in thousands)            2001                  2000               1999
                              Average               Average            Average
                             Exercise              Exercise           Exercise
                      Shares    Price     Shares      Price    Shares    Price

Beginning of year     20,057      $33     14,872        $37    11,764      $33
Granted                4,688       36      7,222         25     4,329       44
Exercised             (1,588)      26       (570)        24      (690)      25
Forfeited or expired    (683)      35     (1,467)        34      (531)      42

End of year           22,474      $34     20,057        $33    14,872      $37
Exercisable at
 end of year          11,049      $34      8,377        $34     5,904      $30
Shares available
 for grants           10,457              14,463                4,218
Fair value of
 options granted                  $11                   $ 8                $14

The following table summarizes information about stock options outstanding at February 2, 2002:

                               Options Outstanding         Options Exercisable
                               Average
Exercise         Number      Remaining     Average         Number      Average
Price       Outstanding    Contractual    Exercise    Exercisable     Exercise
Range     (in thousands)          Life       Price  (in thousands)       Price

$16-24              936              3         $22            834          $22
 25-34            9,985              7          28          5,584           29
 35-45           11,553              8          41          4,631           43

                 22,474              7         $34         11,049          $34

Under the 1994 Stock Incentive Plan, the company is authorized to grant up to
3.4 million shares of restricted stock to management associates with or without performance restrictions. No monetary consideration is paid by associates who receive restricted stock. All restrictions lapse over periods of up to 10 years. In 2001 and 2000, the company granted 419,392 and 235,150 shares of restricted stock, respectively. The aggregate outstanding shares of restricted stock as of February 2, 2002, and February 3, 2001, were 1,058,425 and 925,483, respectively. For restricted stock grants, compensation expense is based upon the grant date market price; it is recorded over the lapsing period. For performance-based restricted stock, compensation expense is recorded over the performance period and is based on estimates of performance levels.

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair-value method of accounting for employee stock options or similar equity instruments. The company used the Black-Scholes option pricing model to estimate the grant date fair value of its 1995 and later option grants. The fair value is recognized over the option vesting period, which is typically four years. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the company's net earnings before extraordinary loss and net earnings per share before extraordinary loss would have been:

(dollars in millions, except per share)        2001         2000         1999

Net earnings:
  As reported                                 $ 706        $ 858        $ 927
  Pro forma                                     680          835          903
Basic earnings per share:
  As reported                                 $2.32        $2.74        $2.73
  Pro forma                                    2.24         2.67         2.66
Diluted earnings per share:
  As reported                                 $2.22        $2.62        $2.60
  Pro forma                                    2.15         2.55         2.54

The Black-Scholes assumptions were:

                                               2001          2000        1999

Risk-free interest rate                         4.6%          6.4%        5.5%
Expected dividend                             $0.94         $0.93       $0.89
Expected option life (years)                      7             7           7
Expected volatility                              32%           32%         26%

COMMON STOCK REPURCHASE PROGRAMS

In 2001, the company's board of directors authorized a common stock repurchase program of $400 million. During 2001, the company completed this repurchase program totaling 11.9 million shares of May common stock at an average price of $34 per share.

During 2000, the company purchased $789 million or 28.4 million shares of May common stock. These repurchases completed the remaining $139 million of stock repurchases related to the $500 million 1999 stock repurchase program and the $650 million common stock repurchase program authorized in 2000. The 2000 buyback was in addition to $361 million, or 9.9 million shares, purchased in 1999.

PREFERENCE STOCK

The company is authorized to issue up to 25 million shares of $0.50 par value preference stock. As of February 2, 2002, 800,000 ESOP preference shares were authorized and 564,047 shares were outstanding. Each ESOP preference share is convertible into shares of May common stock, at a conversion rate of 33.787 shares of May common stock for each ESOP preference share. Each ESOP preference share carries the number of votes equal to the number of shares of May common stock into which the ESOP preference share could be converted. Dividends are cumulative and are paid semi-annually at a rate of $38.025 per share per year. ESOP preference shares have a liquidation preference of $507 per share plus accumulated and unpaid dividends. ESOP preference shares may be redeemed, in whole or in part, at the option of May or an ESOP preference shareowner, at a redemption price of $507 per share, plus accumulated and unpaid dividends. The redemption price may be satisfied in cash or May common stock or a combination of both.

The ESOP preference shares are shown outside of shareowners' equity in the consolidated balance sheet because the shares are redeemable by the holder or by the company in certain situations.

SHAREOWNER RIGHTS PLAN

The company has a shareowner rights plan under which a right is attached to each share of the company's common stock. The rights become exercisable only under certain circumstances involving actual or potential acquisitions of May's common stock by a person or by affiliated persons. Depending upon the circumstances, the holder may be entitled to purchase units of the company's preference stock, shares of the company's common stock, or shares of common stock of the acquiring person. The rights will remain in existence until August 31, 2004, unless they are terminated, extended, exercised, or redeemed.



CONDENSED CONSOLIDATING FINANCIAL INFORMATION.  The May Department Stores Company, Delaware
("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer").
Other subsidiaries of the Parent include May Department Stores International, Inc. ("MDSI"),
Leadville Insurance Company, Snowdin Insurance Company, David's Bridal, Inc. and
subsidiaries, After Hours Formalwear, Inc. and Priscilla of Boston.  Subsidiary Issuer
financial statements have been restated for all periods presented to reflect a February 3,
2001 reorganization of MDSI as a direct wholly-owned subsidiary of Parent, rather than of the
Subsidiary Issuer.  Condensed consolidating balance sheets as of February 2, 2002, and
February 3, 2001, and the related condensed consolidating statements of earnings and cash flows for each of the three fiscal years in the period ended February 2, 2002, are presented below.



                                    Condensed Consolidating Balance Sheet
                                            As of February 2, 2002

(Millions)

                                         Subsidiary     Other
                               Parent       Issuer    Subsidiaries  Eliminations   Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $    36       $     16     $      -        $    52
  Accounts receivable, net           -      1,930             45          (37)         1,938
  Merchandise inventories            -      2,801             74            -          2,875
  Other current assets               -         43             17            -             60
     Total current assets            -      4,810            152          (37)         4,925

Property and equipment, at cost      -      8,844            152            -          8,996
Accumulated depreciation             -     (3,709)           (23)           -         (3,732)
  Property and equipment, net        -      5,135            129            -          5,264

Goodwill and other assets            -      1,243            488            -          1,731
Intercompany (payable)/
  receivable                      (841)       523            318            -              -
Investment in subsidiaries       4,770          -              -       (4,770)             -
     Total assets              $ 3,929    $11,711       $  1,087     $ (4,807)       $11,920



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $    78       $      -     $      -        $    78
  Current maturities of long-
    term debt                        -        254              1            -            255
  Accounts payable                   -        947             76            -          1,023
  Accrued expenses                   6        854             87          (37)           910
  Income taxes payable               -        263              9            -            272
     Total current liabilities       6      2,396            173          (37)         2,538

Long-term debt                       -      4,402              1            -          4,403
Intercompany note payable/
  (receivable)                       -      3,200         (3,200)           -              -
Deferred income taxes                -        629             67            -            696
Other liabilities                    -        818              -         (458)           360
ESOP preference shares             286          -              -            -            286
Unearned compensation             (204)      (204)             -          204           (204)
Shareowners' equity              3,841        470          4,046       (4,516)         3,841
     Total liabilities and
      shareowners' equity      $ 3,929    $11,711       $  1,087     $ (4,807)       $11,920





CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 2, 2002

(Millions)

                                            Subsidiary      Other
                                  Parent      Issuer    Subsidiaries   Eliminations  Consolidated

Revenues                            $    -    $ 13,854     $  1,647     $  (1,326)       $ 14,175
Cost of sales                            -       9,649        1,358        (1,237)          9,770
Selling, general, and
  administrative expenses                -       2,866          151          (105)          2,912
Interest expense (income), net:
  External                               -         350           (1)            -             349
  Intercompany                           -         284         (284)            -               -
Equity in earnings of subsidiaries    (706)          -            -           706               -
Earnings before income taxes           706         705          423          (690)          1,144
Provision for income taxes               -         282          156             -             438
Earnings before extra-
  ordinary loss                     $  706    $    423     $    267     $    (690)       $    706
Extraordinary loss, net of tax          (3)         (3)           -             3              (3)
Net earnings                        $  703    $    420     $    267     $    (687)       $    703




                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended February 2, 2002

(Millions)

                                         Subsidiary       Other
                                  Parent   Issuer     Subsidiaries   Eliminations    Consolidated

Operating activities:
  Net earnings                      $  703    $    420     $    267     $    (687)       $    703
  Equity in earnings of subsidiaries  (706)          -            -           706               -
  Depreciation and amortization          -         536           23             -             559
  (Increase) decrease in working
    capital                             (1)        293           47             -             339
  Other, net                           196         (13)        (121)          (19)             43
                                       192       1,236          216             -           1,644

Investing activities:
  Net additions to property and
    equipment                            -        (725)         (31)            -            (756)
  Business combination                   -        (304)        (121)            -            (425)
                                         -      (1,029)        (152)            -          (1,181)

Financing activities:
  Issuances of long-term debt            -         250            -             -             250
  Repayments of long-term debt           -        (176)          (2)            -            (178)
  Net issuances of short-term debt       -          78            -             -              78
  Net (purchases) issuances of
    common stock                      (432)         12            -             -            (420)
  Dividend payments, net of tax
    benefit                           (300)          3            -             -            (297)
  Intercompany activity, net           540        (475)         (65)            -               -
                                      (192)       (308)         (67)            -            (567)
Decrease in cash and
  cash equivalents                       -        (101)          (3)            -            (104)

Cash and cash equivalents,
  beginning of year                      -         137           19             -             156

Cash and cash equivalents,
  end of year                       $    -    $     36     $     16     $       -        $     52


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




CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 3, 2001

(Millions)

                                           Subsidiary   Other
                                   Parent    Issuer   Subsidiaries  Eliminations  Consolidated

Revenues                           $    -  $ 14,406     $  1,283     $  (1,178)    $ 14,511
Cost of sales                           -     9,907        1,115        (1,093)       9,929
Selling, general, and
  administrative expenses               -     2,870           63           (98)       2,835
Interest expense (income), net:
  External                              -       346           (1)            -          345
  Intercompany                          -       287         (287)            -            -
Equity in earnings of subsidiaries   (858)        -            -           858            -
Earnings before income taxes          858       996          393          (845)       1,402
Provision for income taxes              -       404          140             -          544
Net earnings                       $  858  $    592     $    253     $    (845)    $    858





                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended February 3, 2001

(Millions)

                                           Subsidiary   Other
                                   Parent    Issuer   Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                      $  858  $    592     $    253     $    (845)    $    858
  Equity in earnings of subsidiaries  (858)        -            -           858            -
  Depreciation and amortization          -       501           10             -          511
  Increase in working capital           (8)      (41)         (22)            -          (71)
  Other, net                           647      (545)         (41)          (13)          48
                                       639       507          200             -        1,346

Investing activities:
  Net additions to property and
    equipment                            -      (539)         (11)            -         (550)
  Business combinations               (427)        -            7             -         (420)
                                      (427)     (539)          (4)            -         (970)

Financing activities:
  Issuances of long-term debt            -     1,076            -             -        1,076
  Repayments of long-term debt           -      (241)           -             -         (241)
  Net (purchases) issuances of
    common stock                      (815)       23            -             -         (792)
  Dividend payments, net of tax
    benefit                           (309)        5            -             -         (304)
  Intercompany activity, net           912      (725)        (187)            -            -
                                      (212)      138         (187)            -         (261)
Increase in cash and
  cash equivalents                       -       106            9             -          115

Cash and cash equivalents,
  beginning of year                      -        31           10             -           41

Cash and cash equivalents,
  end of year                       $    -  $    137     $     19     $       -     $    156





CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended January 29, 2000

(Millions)

                                           Subsidiary   Other
                                   Parent    Issuer   Subsidiaries  Eliminations  Consolidated

Revenues                           $    -  $ 13,866     $  1,052     $  (1,052)    $ 13,866
Cost of sales                           -     9,413          937          (980)       9,370
Selling, general, and
  administrative expenses               -     2,744           14           (72)       2,686
Interest expense (income), net:
  External                              -       287            -             -          287
  Intercompany                          -       285         (285)            -            -
Equity in earnings of subsidiaries   (927)        -            -           927            -
Earnings before income taxes          927     1,137          386          (927)       1,523
Provision for income taxes              -       461          135             -          596
Net earnings                       $  927  $    676     $    251     $    (927)    $    927




                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended January 29, 2000

(Millions)

                                           Subsidiary   Other
                                   Parent    Issuer   Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                      $  927  $    676     $    251     $    (927)    $    927
  Equity in earnings of subsidiaries  (927)        -            -           927            -
  Depreciation and amortization          -       468            1             -          469
   Decrease (increase) in
     working capital                     6        (4)          12             -           14
  Other, net                           (14)      139           (5)            -          120
                                        (8)    1,279          259             -        1,530

Investing activities:
  Net additions to property and
     equipment                           -      (677)          (1)            -         (678)
  Business combination                   -       (40)           -             -          (40)
                                         -      (717)          (1)            -         (718)

Financing activities:
  Repayments of long-term debt           -      (135)           -             -         (135)
  Net (purchases) issuances of
     common stock                     (452)       18            -             -         (434)
  Dividend payments, net of tax
     benefit                          (319)        5            -             -         (314)
  Intercompany activity, net           779      (528)        (251)            -            -
                                         8      (640)        (251)            -         (883)
(Decrease)/increase in cash and
  cash equivalents                       -       (78)           7             -          (71)

Cash and cash equivalents,
  beginning of year                      -       109            3             -          112

Cash and cash equivalents,
  end of year                       $    -  $     31     $     10     $       -     $     41



                                      SCHEDULE II

                     THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE FISCAL YEARS ENDED FEBRUARY 2, 2002

(Millions)

                                                 Charges
                                                to costs
                                                  and
                                  Balance       expenses                        Balance
                                 Beginning      and other        Deductions       end of
                                 of period     adjustments           (a)          period


FISCAL YEAR ENDED
	February 2, 2002
         Allowance for
            uncollectible
            accounts               $  76           $117            $(103)          $ 90

FISCAL YEAR ENDED
	February 3, 2001
         Allowance for
            uncollectible
            accounts               $  76           $ 91            $ (91)          $ 76

FISCAL YEAR ENDED
	January 29, 2000
         Allowance for
            uncollectible
            accounts               $  82           $ 81            $ (87)          $ 76


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $24 million in 2001, $23 million in 2000 and $23 million in 1999.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                              PART III

Items 10, 11, 12, 13.  Directors and Executive Officers of May,
Executive Compensation, Security Ownership of
Certain Beneficial Owners and Management,
Certain Relationships and Related Transactions

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of May) is incorporated by reference from the definitive proxy statement for the registrant's 2002 Annual Meeting of Shareowners to be filed with the commission pursuant to Regulation 14A. Information about executive officers of May is set forth in
Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."


                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents filed as part of this report:
       (1)  Financial Statements.                                Page in
                                                               this Report
            Report of Independent Public Accountants                  18
            Consolidated Statement of Earnings for
                 the three fiscal years ended
                 February 2, 2002                                     19
            Consolidated Balance Sheet -
                 February 2, 2002, and February 3, 2001               20
                 Consolidated Statement of Cash Flows
                 for the three fiscal years ended
                 February 2, 2002                                     21
            Consolidated Statement of Shareowners'
                 Equity for the three fiscal years
                 ended February 2, 2002                               22
            Notes to Consolidated Financial Statements             23-40

       (2)  Supplemental Financial Statement Schedule (for the
            three fiscal years ended February 2, 2002):
                 Schedule II Valuation and Qualifying Accounts        41

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K (continued)

       (3)  Exhibits (continued):                                   Location
            3.2  Certificate of Amendment of the                Incorporated by
                 Amended and Restated Certificate of            Reference to
                 Incorporation, dated May 21, 1999              Exhibit 3(b) of
                                                                Form 10-Q filed
                                                                June 8, 1999.

            3.3  By-Laws of May                                 Incorporated by
                                                                Reference to
                                                                Exhibit 3 of
                                                                Form 10-Q filed
                                                                June 12, 2001.

           10.1  1994 Stock Incentive Plan                      Incorporated by
                                                                Reference to
                                                                Exhibit 10.1 of
                                                                Form 10-K,filed
                                                                April 19,2000.

           10.2 Deferred Compensation Plan                      Incorporated by
                                                                Reference to
                                                                Exhibit 10.2 of
                                                                Form 10-K,filed
                                                                April 19, 2000.

           10.3 Executive Incentive Compensation                Filed
                Plan for Corporate Executives                   herewith.

           10.4 Form of Employment Agreement                    Incorporated by
                                                                Reference to
                                                                Exhibit 10.4 of
                                                                Form 10-K filed
                                                                April 19, 2000.

           12   Computation of Ratio of                         Filed
                Earnings to Fixed Charges                       herewith.

           21   Subsidiaries of May                             Filed
                                                                herewith.

           23   Consent of Independent Public                   Filed
                Accountants                                     herewith.

           99   Letter to Securities Exchange Commission        Filed
                regarding representations to the                herewith.
                Registrant from Arthur Andersen LLP


(b)    Reports on Form 8-K

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


                                    THE MAY DEPARTMENT STORES COMPANY


Date:  April 5, 2002                By: /s/ Thomas D. Fingleton
                                            Thomas D. Fingleton
                                        Executive Vice President and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.


     Date                   Signature                    Title


                   Principal Executive Officer:


April 5, 2002          /s/ Eugene S. Kahn              Director,
                           Eugene S. Kahn              Chairman of the Board
                                                       and Chief Executive
                                                       Officer


                         Principal Financial and
                           Accounting Officer:


April 5, 2002          /s/ Thomas D. Fingleton         Executive Vice
                           Thomas D. Fingleton         President and Chief
                                                       Financial Officer

                                  Directors:


April 5, 2002          /s/ John L. Dunham              Director and
                           John L. Dunham              President


April 5, 2002          /s/ R. Dean Wolfe               Director and
                           R. Dean Wolfe               Executive Vice
                                                       President


April 5, 2002          /s/ Marsha J. Evans             Director
                           Marsha J. Evans


     Date                   Signature                    Title


April 5, 2002          /s/ James M. Kilts              Director
                           James M. Kilts


April 5, 2002          /s/ Russell E. Palmer           Director
                           Russell E. Palmer


April 5, 2002          /s/ Michael R. Quinlan          Director
                           Michael R. Quinlan




