Form 10-Q
period 2002-05-04
MAY DEPARTMENT STORES CO
filed 2002-06-14
CIK 63416

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended May 4, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 288,129,399 common stock, $.50 par value, as of May 4, 2002.







                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Millions)
                                            May 4,      May 5,      Feb. 2,
ASSETS                                       2002        2001         2002

Current Assets:
  Cash and cash equivalents            $       61  $       57   $       52
  Accounts receivable, net                  1,690       1,869        1,938
  Merchandise inventories                   3,141       3,351        2,875
  Other current assets                         61         118           60
     Total current assets                   4,953       5,395        4,925

Property and equipment, at cost             9,101       8,485        8,996
Accumulated depreciation                   (3,841)     (3,386)      (3,732)
  Property and equipment, net               5,260       5,099        5,264

Goodwill                                    1,433       1,295        1,433
Intangible assets, net                        179         165          179
Other assets                                  119          91          119

     Total assets                      $   11,944  $   12,045   $   11,920


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                      $       77  $      378   $       78
  Current maturities of
    long-term debt                            263         107          255
  Accounts payable                          1,269       1,232        1,023
  Accrued expenses                            854         872          910
  Income taxes payable                         96         111          272
     Total current liabilities              2,559       2,700        2,538

Long-term debt                              4,336       4,427        4,403

Deferred income taxes                         706         594          696

Other liabilities                             358         328          360

ESOP preference shares                        283         296          286

Unearned compensation                        (152)       (204)        (204)

Shareowners' equity                         3,854       3,904        3,841

     Total liabilities and
        shareowners' equity            $   11,944  $   12,045   $   11,920


           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(Millions, except per share)                                 13 Weeks Ended
                                                            May 4,     May 5,
                                                             2002       2001

Net retail sales                                         $  3,153   $  3,115

Revenues                                                 $  3,169   $  3,153
Cost of sales                                               2,235      2,202
Selling, general, and
 administrative expenses                                      699        688
Division combination costs                                     40          -
Interest expense, net                                          83         86

Earnings before income taxes                                  112        177

Provision for income taxes                                     42         68

Net earnings                                             $     70   $    109


Basic earnings per share                                 $    .23   $    .35
Diluted earnings per share                               $    .23   $    .34

Dividends paid per common share                          $.23-3/4   $.23-1/2

Weighted average shares outstanding:
 Basic                                                      287.7      298.7
 Diluted                                                    308.9      321.2










          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.












              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Millions)                                                   13 Weeks Ended
                                                           May 4,       May 5,
                                                            2002         2001

Operating Activities:
 Net earnings                                           $     70     $    109
 Depreciation and other amortization                         130          120
 Goodwill and intangible amortization                          3           10
 Division combination costs                                   40            -
 Working capital changes:
    Accounts receivable, net                                 247          244
    Merchandise inventories                                 (266)        (377)
    Other current assets                                      (1)         (14)
    Accounts payable                                         246          267
    Accrued expenses                                         (74)         (47)
    Income taxes payable                                    (176)        (182)
 Other, net                                                    5            2

Cash flows from operations                                   224          132

Investing Activities:
 Net additions to property and equipment                    (144)        (203)
 Business combination                                          -         (304)

Cash flows used for investing activities                    (144)        (507)

Financing Activities:
 Net issuances (repayments):
    Short-term debt                                           (1)         378
    Long-term debt                                            (9)         (39)
 Net issuances of common stock                                12           12
 Dividend payments, net of tax benefit                       (73)         (75)

Cash flows (used for) provided by financing activities       (71)         276

Increase(Decrease) in cash and cash equivalents                9          (99)

Cash and cash equivalents,
    beginning of period                                       52          156

Cash and cash equivalents,
    end of period                                       $     61     $     57

Cash paid during the period:

 Interest                                               $    105     $     78
 Income taxes                                                203          237


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.





              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 29-35) in the 2001 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the fiscal year. The seasonality of the Bridal Group varies from department stores, with sales and operating results peaking in the first half of the fiscal year.

Division Combination Costs. In the first quarter of 2002, The May Department Stores Company (the company or the parent) announced that, effective August 3, 2002, it will combine its Kaufmann's division with its Filene's division, based in Boston, and its Meier & Frank division with its Robinsons-May division, based in Los Angeles. Total non-recurring pre-tax charges associated with the division combinations are expected to be approximately $110 million or $0.23 per share, of which $40 million or $0.08 per share was recognized in the first quarter.

The significant components of the division combination costs and status of the related liability are summarized below:

(Millions)                     Initial               Non-cash      Balance at
                                Charge   Payments        Uses     May 4, 2002

Severance benefits                $ 37       $  -        $  -            $ 37
Other                                3          -          (3)              -
  Total                           $ 40       $  -        $ (3)           $ 37

The company expects to incur division combination costs of approximately $60 million or $0.13 per share in the second quarter, and approximately $10 million or $0.02 per share in the third quarter. The company anticipates that the division combinations will save approximately $60 million pre-tax or $0.13 per share annually. Net earnings excluding division combination costs for the first quarter of 2002 were $95 million or $0.31 per share.

Income Taxes. The effective income tax rate for the first quarter 2002 was 37.4%, compared with 38.8% in the first quarter of 2001. The rate reduction is due to the favorable impact of eliminating goodwill amortization, corporate structure changes and changes in tax regulations.

Inventories. Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. Based upon current estimates, the company does not expect a LIFO provision or credit in 2002, compared to a fiscal 2001 LIFO credit of $30 million. No LIFO provision was recorded in the first quarter of 2002, compared with an $8 million provision in the first quarter of 2001.




Impact of New Accounting Pronouncements. In the first quarter of fiscal 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. The company completed the transitional goodwill impairment test required by SFAS No. 142 and identified no potential impairment. The following table illustrates the impact of goodwill amortization on the results of the first quarter of 2001.

 (Millions, except per share)               13 Weeks Ended
                                          May 4,      May 5,
                                           2002        2001

Reported net income                       $  70       $ 109
Add back: Goodwill amortization               -           8
Adjusted net income                       $  70       $ 117

Basic earnings per share:
   Reported net income                    $0.23       $0.35
   Add back: Goodwill amortization            -        0.03
   Adjusted net income                    $0.23       $0.38

Diluted earnings per share:
   Reported net income                    $0.23       $0.34
   Add back: Goodwill amortization            -        0.03
   Adjusted net income                    $0.23       $0.37


In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The company expects the only impact of adopting SFAS No. 145 to be the reclassification of prior year extraordinary losses to interest expense and income taxes.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Earnings per Share. The following table reconciles net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                           13 Weeks Ended
                                May 4, 2002                 May 5, 2001
                        Earnings   Shares   EPS    Earnings   Shares     EPS

Net earnings            $    70                    $   109
ESOP preference
 shares' dividends           (4)                        (5)

Basic EPS                    66     287.7  $ 0.23      104     298.7   $  0.35

ESOP preference shares        4      19.0                4      19.8
Assumed exercise of
 options (treasury
 stock method)                -       2.2                -       2.7

Diluted EPS             $    70     308.9  $ 0.23  $   108     321.2   $  0.34





Condensed Consolidating Financial Information. The parent has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the parent include May Department Stores International, Inc. (MDSI), Leadville Insurance Company, Snowdin Insurance Company, David's Bridal, Inc. and subsidiaries, After Hours Formalwear, Inc. and Priscilla of Boston.

Condensed consolidating balance sheets as of May 4, 2002, May 5, 2001, and February 2, 2002 and the related condensed consolidating statements of earnings and cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001 are presented below.




CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                             Condensed Consolidating Balance Sheet
                                        May 4, 2002
                                        (Unaudited)

(Millions)


                                       Subsidiary      Other
                                Parent   Issuer     Subsidiaries  Eliminations   Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    44       $     17      $      -        $    61
  Accounts receivable, net           -      1,681             45           (36)         1,690
  Merchandise inventories            -      3,053             88             -          3,141
  Other current assets               -         44             17             -             61
     Total current assets            -      4,822            167           (36)         4,953

Property and equipment, at cost      -      8,939            162             -          9,101
Accumulated depreciation             -     (3,810)           (31)            -         (3,841)
  Property and equipment, net        -      5,129            131             -          5,260

Goodwill                             -      1,128            305             -          1,433
Intangible assets                    -          8            171             -            179
Other assets                         -        109             10             -            119
Intercompany (payable)
  receivable                      (866)       561            305             -              -
Investment in subsidiaries       4,851          -              -        (4,851)             -
     Total assets             $  3,985    $11,757       $  1,089      $ (4,887)       $11,944

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $    77       $      -      $      -        $    77
  Current maturities of long-
     term debt                       -        262              1             -            263
  Accounts payable                   -      1,218             51             -          1,269
  Accrued expenses                   -        804             86           (36)           854
  Income taxes payable               -         77             19             -             96
     Total current liabilities       -      2,438            157           (36)         2,559

Long-term debt                       -      4,335              1             -          4,336
Intercompany note payable
  (receivable)                       -      3,200         (3,200)            -              -
Deferred income taxes                -        639             67             -            706
Other liabilities                    -        822              -          (464)           358
ESOP preference shares             283          -              -             -            283
Unearned compensation             (152)      (152)             -           152           (152)
Shareowners' equity              3,854        475          4,064        (4,539)         3,854
     Total liabilities and
       shareowners' equity    $  3,985    $11,757       $  1,089      $ (4,887)       $11,944












CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                          Condensed Consolidating Statement of Earnings
                            For the Thirteen Weeks Ended May 4, 2002
                                         (Unaudited)

(Millions)

                                           Subsidiary      Other
                                   Parent     Issuer   Subsidiaries  Eliminations  Consolidated
Revenues                           $    -    $  3,019      $    355     $    (205)     $  3,169
Cost of sales                           -       2,161           258          (184)        2,235
Selling, general, and
  administrative expenses               -         664            62           (27)          699
Division combination costs              -          40             -             -            40
Interest expense (income), net:
  External                              -          83             -             -            83
  Intercompany                          -          70           (70)            -             -
Equity in earnings of subsidiaries    (70)          -             -            70             -
Earnings before income taxes           70           1           105           (64)          112
Provision for income taxes              -           1            41             -            42
Net earnings                       $   70    $      -      $     64     $     (64)     $     70


                               Condensed Consolidating Statement of Cash Flows
                                  For the Thirteen Weeks Ended May 4, 2002
                                               (Unaudited)

(Millions)


                                               Subsidiary     Other
                                        Parent   Issuer    Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                         $    70   $      -      $     64     $     (64)     $     70
  Equity in earnings of subsidiaries       (70)         -             -            70             -
  Depreciation and other amortization        -        123             7             -           130
  Goodwill and intangible amortization       -          1             2             -             3
  Division combination costs                 -         40             -             -            40
  (Increase) Decrease in
     working capital                        (6)         9           (27)            -           (24)
  Other, net                                25        (27)           13            (6)            5
                                            19        146            59             -           224

Investing activities:
  Net additions to property and
     equipment                               -       (133)          (11)            -          (144)
                                             -       (133)          (11)            -          (144)

Financing activities:
  Net repayments of short-term debt          -         (1)            -             -            (1)
  Net repayments of long-term debt           -         (9)            -             -            (9)
  Net issuances of common stock              8          4             -             -            12
  Dividend payments, net of
     tax benefit                           (74)         1             -             -           (73)
  Intercompany activity, net                47          -           (47)            -             -
                                           (19)        (5)          (47)            -           (71)
Increase in cash and
  cash equivalents                           -          8             1             -             9

Cash and cash equivalents,
  beginning of year                          -         36            16             -            52

Cash and cash equivalents,
  end of year                          $     -   $     44      $     17     $       -      $     61




CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                  Condensed Consolidating Balance Sheet
                                              May 5, 2001
                                              (Unaudited)

(Millions)


                                       Subsidiary       Other
                                Parent   Issuer     Subsidiaries  Eliminations   Consolidated

ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    40       $     17      $      -        $    57
  Accounts receivable, net           -      1,864             42           (37)         1,869
  Merchandise inventories            -      3,280             71             -          3,351
  Other current assets               -        106             12             -            118
     Total current assets            -      5,290            142           (37)         5,395

Property and equipment, at cost      -      8,405             80             -          8,485
Accumulated depreciation             -     (3,370)           (16)            -         (3,386)
  Property and equipment, net        -      5,035             64             -          5,099

Goodwill                             -      1,115            180             -          1,295
Intangible assets                    -          6            159             -            165
Other assets                         -         89              2             -             91
Intercompany (payable)
  receivable                      (680)       458            222             -              -
Investment in subsidiaries       4,677          -              -        (4,677)             -
     Total assets             $  3,997    $11,993       $    769      $ (4,714)       $12,045

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   378       $      -      $      -        $   378
  Current maturities of long-
     term debt                       -        107              -             -            107
  Accounts payable                   -      1,186             46             -          1,232
  Accrued expenses                   1        856             52           (37)           872
  Income taxes payable               -        111              -             -            111
     Total current liabilities       1      2,638             98           (37)         2,700

Long-term debt                       -      4,426              1             -          4,427
Intercompany note payable
  (receivable)                       -      3,200         (3,200)            -              -
Deferred income taxes                -        591              3             -            594
Other liabilities                    -        775              -          (447)           328
ESOP preference shares             296          -              -             -            296
Unearned compensation             (204)      (204)             -           204           (204)
Shareowners' equity              3,904        567          3,867        (4,434)         3,904
     Total liabilities and
       shareowners' equity    $  3,997    $11,993       $    769      $ (4,714)       $12,045












CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                           Condensed Consolidating Statement of Earnings
                             For the Thirteen Weeks Ended May 5, 2001
                                          (Unaudited)

(Millions)


                                           Subsidiary     Other
                                   Parent    Issuer    Subsidiaries  Eliminations  Consolidated

Revenues                           $    -    $  3,061      $    334     $    (242)     $  3,153
Cost of sales                           -       2,164           262          (224)        2,202
Selling, general, and
  administrative expenses               -         674            37           (23)          688
Interest expense (income), net:
  External                              -          86             -             -            86
  Intercompany                          -          71           (71)            -             -
Equity in earnings of subsidiaries   (109)          -             -           109             -
Earnings before income taxes          109          66           106          (104)          177
Provision for income taxes              -          30            38             -            68
Net earnings                       $  109    $     36      $     68     $    (104)     $    109



                                Condensed Consolidating Statement of Cash Flows
                                   For the Thirteen Weeks Ended May 5, 2001
                                                (Unaudited)
(Millions)


                                            Subsidiary    Other
                                   Parent     Issuer   Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                     $  109    $     36      $     68     $    (104)     $   109
  Equity in earnings of subsidiaries (109)          -             -           109            -
  Depreciation and other amortization   -         117             3             -          120
  Goodwill and intangible amortization  -           8             2             -           10
  (Increase)Decrease in
     working capital                   (5)       (107)            3             -         (109)
  Other, net                           32           -           (25)           (5)           2
                                       27          54            51             -          132

Investing activities:
  Net additions to property and
     equipment                          -        (197)           (6)            -         (203)
  Business combinations                 -        (304)            -             -         (304)
                                        -        (501)           (6)            -         (507)

Financing activities:
  Net issuances of short-term debt      -         378             -             -          378
  Net repayments of long-term debt      -         (38)           (1)            -          (39)
  Net issuances of common stock         3           9             -             -           12
  Dividend payments, net of
     tax benefit                      (76)          1             -             -          (75)
  Intercompany activity, net           46           -           (46)            -            -
                                      (27)        350           (47)            -          276
Decrease in cash and
  cash equivalents                      -         (97)           (2)            -          (99)

Cash and cash equivalents,
  beginning of period                   -         137            19             -          156

Cash and cash equivalents,
  end of period                    $    -    $     40      $     17     $       -      $    57



CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -



                                       Condensed Consolidating Balance Sheet
                                                February 2, 2002
                                                  (Unaudited)

(Millions)



                                        Subsidiary     Other
                                Parent    Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $    36       $     16      $      -       $    52
  Accounts receivable, net           -      1,930             45           (37)        1,938
  Merchandise inventories            -      2,801             74             -         2,875
  Other current assets               -         43             17             -            60
     Total current assets            -      4,810            152           (37)        4,925

Property and equipment, at cost      -      8,844            152             -         8,996
Accumulated depreciation             -     (3,709)           (23)            -        (3,732)
  Property and equipment, net        -      5,135            129             -         5,264

Goodwill                             -      1,128            305             -         1,433
Intangible assets                               6            173             -           179
Other assets                         -        109             10             -           119
Intercompany (payable)
  receivable                      (841)       523            318             -             -
Investment in subsidiaries       4,770          -              -        (4,770)            -
     Total assets              $ 3,929    $11,711       $  1,087      $ (4,807)      $11,920



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $    78       $      -      $      -       $    78
  Current maturities of long-
    term debt                        -        254              1             -           255
  Accounts payable                   -        947             76             -         1,023
  Accrued expenses                   6        854             87           (37)          910
  Income taxes payable               -        263              9             -           272
     Total current liabilities       6      2,396            173           (37)        2,538

Long-term debt                       -      4,402              1             -         4,403
Intercompany note payable
  (receivable)                       -      3,200         (3,200)            -             -
Deferred income taxes                -        629             67             -           696
Other liabilities                    -        818              -          (458)          360
ESOP preference shares             286          -              -             -           286
Unearned compensation             (204)      (204)             -           204          (204)
Shareowners' equity              3,841        470          4,046        (4,516)        3,841
     Total liabilities and
       shareowners' equity     $ 3,929    $11,711       $  1,087      $ (4,807)      $11,920







Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net retail sales include lease department sales but exclude sales from closed and non-replaced stores and finance charge revenues. Store-for-store sales represent sales of those stores open during both periods. Net retail sales increases (decreases) are as follows:

                                                        Store-for-
                                           Total           Store

   13 Weeks Ended May 4, 2002               1.2%            (2.4)%

The total net retail sales increase for the first quarter of 2002 was due to $111 million of new store sales offset by a $73 million decrease in store-for-store sales.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter.

                                             2002         2001

Revenues                                    100.0%       100.0%
Cost of sales                                70.5         69.8
Selling, general and
  administrative expenses                    22.1         21.8
Division combination costs                    1.3          0.0
Interest expense, net                         2.6          2.8

Earnings before income taxes                  3.5          5.6

Provision for income taxes                   37.4*        38.8*

Net earnings                                  2.2%         3.5%

* - Percent represents effective income tax rate.


Revenues include sales from all stores operating during the period, finance charge revenues, and lease department income. The fluctuation in revenues is due primarily to the change in net retail sales discussed above.

Cost of sales as a percent of revenues increased 0.7% in the first quarter of 2002 principally due to 1.1% increase in buying and occupancy costs, partially offset by the effect of the LIFO (last-in, first-out) cost method. Based upon current estimates, we do not expect a LIFO provision or credit in fiscal 2002, compared to a fiscal 2001 LIFO credit of $30 million. No LIFO provision was recorded in the first quarter of 2002, compared with an $8 million provision in the first quarter of 2001.

Selling, general, and administrative expenses as a percent of revenues increased from 21.8% in the first quarter of 2001 to 22.1% in the first quarter of 2002, due to a 0.3% increase in payroll and 0.7% increase in other expenses, including insurance, advertising and pension costs, offset by a 0.5% decrease in credit expense and a 0.2% decrease due to the elimination of goodwill amortization.


Total non-recurring pre-tax charges associated with the division combinations (Kaufmann's with Filene's, based in Boston, and Meier & Frank with Robinsons-May, based in Los Angeles) are expected to be approximately $110 million or $0.23 per share, of which $40 million ($25 million after-tax) or $0.08 per share was recognized in the first quarter. We expect to incur division combination costs of approximately $60 million or $0.13 per share in the second quarter, and approximately $10 million or $0.02 per share in the third quarter. Approximately $95 million of these costs are expected to result in cash payments, primarily in the second quarter of 2002. We also anticipate that the division combinations will save approximately $60 million pre-tax or $0.13 per share annually.

Components of net interest expense for the first quarter were (millions):

                                         2002    2001

  Interest expense                       $ 94    $ 94
  Interest income                          (6)     (4)
  Capitalized interest                     (5)     (4)
    Net interest expense                 $ 83    $ 86

Interest expense principally relates to long-term debt

Short-term borrowings for the first quarter were (dollars in millions):


                                          2002   2001

  Average balance outstanding             $ 48   $112
  Average interest rate on
    average balance                        1.8%   4.8%

The effective income tax rate for the first quarter of 2002 was 37.4%, compared with 38.8% in the first quarter of 2001. The rate reduction is due to the favorable impact of eliminating goodwill amortization, corporate structure changes and changes in tax regulations.

Operating results excluding division combination costs for the trailing years were (millions, except per share):
                                                         52 Weeks Ended
                                                       May 4,        May 5,
                                                        2002         2001

  Net retail sales                                 $  14,199     $  14,424
  Revenues                                            14,191        14,614
  Net earnings                                           692           847
  Diluted earnings per share                            2.19          2.61

Financial Condition

Cash Flows. Cash flows from operations were $224 million and $132 million in the first quarter of 2002 and 2001, respectively. The increase in current year cash flows is primarily due to changes in working capital accounts.

Liquidity, Available Credit, and Debt Ratings. We finance our activities primarily with cash flows from operations, borrowings under credit facilities, and issuances of long-term debt. We can borrow up to $1.0 billion under our credit agreements. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.


As of May 23, 2002, our bonds are rated A2 by Moody's Investors Service, Inc. and A+ by Standard & Poor's Corporation. Our commercial paper is rated P1 by Moody's and A1 by Standard & Poors. Our senior unsecured bank credit agreement is rated A1 by Moody's.

Financial Ratios. Key financial ratios for the periods indicated are:

                                         May 4,      May 5,     Feb. 2,
                                          2002        2001        2002

Current Ratio                              1.9         2.0         1.9
Debt-Capitalization Ratio                   51%         52%         51%
Fixed Charge Coverage*                     3.3x        3.8x        3.4x

 * Fixed charge coverage, which is presented for the 52 weeks ended May 4, 2002, May 5, 2001 and February 2, 2002, is defined as earnings before division combination costs and gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Recent Sales Results

Sales for the four-week period ending June 1, 2002 were $1.05 billion, a 4.0% decrease over $1.10 billion in the similar period last year. Store-for-store sales decreased 7.6%. Sales for the first four months of fiscal 2002 were $4.21 billion, a 0.2% decrease, compared with the similar period last year. Store-for-store sales decreased 3.7%.

Impact of New Accounting Pronouncements

In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. We completed the transitional goodwill impairment test required by SFAS No. 142 and identified no potential impairment. In the first quarter of fiscal 2001, selling, general, and administrative expenses included $9 million of goodwill amortization expense, which decreased net earnings by $8 million.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We expect the only impact of adopting SFAS No. 145 to be the reclassification of prior year extraordinary losses to interest expense and income taxes.

Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include, but are not limited to: competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates, and our ability to manage the business to minimize the disruption of sales and customer service as a result of the division combinations. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.



Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first quarter of fiscal 2002 and fiscal 2001, we did not enter into any derivative financial instruments.


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        (12) -  Computation of Ratio of Earnings to Fixed Charges
        (15) -  Letter Re:Unaudited Interim Financial Information

  (b)   Reports on Form 8-K

        A report dated April 8, 2002, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report and Form 10-K for the fiscal year ended February 2, 2002.

        A report dated April 12, 2002, which contained information concerning the changes in Registrant's certifying accountant.







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE MAY DEPARTMENT STORES COMPANY
                                          (Registrant)

Date:  June 14, 2002

                              /s/      Thomas D. Fingleton
                                       Thomas D. Fingleton
                                    Executive Vice President and
                                      Chief Financial Officer









                                                                                                  Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 2, 2002 AND FOR THE
                                   THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001

(Dollars in millions)


                                            13 Weeks Ended                 Fiscal Year Ended
                                           May 4,   May 5,   Feb. 2,  Feb. 3,   Jan. 29,  Jan. 30,  Jan. 31,
                                            2002     2001      2002     2001      2000     1999      1998

Earnings Available for Fixed Charges:
Pretax earnings from continuing
  operations                              $  112   $  177   $ 1,144  $ 1,402    $ 1,523   $ 1,395   $ 1,279
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)               102      103       406      406        346       344       363
Dividends on ESOP Preference Shares           (5)      (5)      (22)     (23)       (24)      (25)      (26)
Capitalized interest amortization              2        2         8        8          7         7         6
                                             211      277     1,536    1,793      1,852     1,721     1,622

Fixed Charges:
Gross interest expense (a)                $   98   $   99   $   396  $   395   $    340   $   339   $   353
Interest factor attributable to
  rent expense                                 9        8        32       28         22        21        23
                                             107      107       428      423        362       360       376

Ratio of Earnings to Fixed Charges           2.0      2.6       3.6      4.2        5.1       4.8       4.3


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.

