Form 10-Q
period 2002-08-03
MAY DEPARTMENT STORES CO
filed 2002-09-13
CIK 63416

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended August 3, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 288,216,516 shares of common stock, $.50 par value, as of August 31, 2002.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Millions)
                                           Aug. 3,     Aug. 4,       Feb. 2,
ASSETS                                       2002        2001          2002

Current assets:
  Cash and cash equivalents             $      96   $      58    $       52
  Accounts receivable, net                  1,579       1,731         1,938
  Merchandise inventories                   2,993       3,140         2,875
  Other current assets                         55         115            60
     Total current assets                   4,723       5,044         4,925

Property and equipment, at cost             9,301       8,675         8,996
Accumulated depreciation                   (3,952)     (3,506)       (3,732)
  Property and equipment, net               5,349       5,169         5,264

Goodwill                                    1,433       1,286         1,433
Intangible assets, net                        177         163           179
Other assets                                  118          90           119

     Total assets                       $  11,800   $  11,752    $   11,920


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $       -   $     191    $       78
  Current maturities of
    long-term debt                            268         113           255
  Accounts payable                          1,087       1,013         1,023
  Accrued expenses                            933         910           900
  Income taxes payable                        115         145           272
    Total current liabilities               2,403       2,372         2,528

Long-term debt                              4,327       4,419         4,403

Deferred income taxes                         716         603           696

Other liabilities                             374         332           370

ESOP preference shares                        279         292           286

Unearned compensation                        (152)       (204)         (204)

Shareowners' equity                         3,853       3,938         3,841

    Total liabilities and
        shareowners' equity             $  11,800   $  11,752     $  11,920


          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(Millions, except per share)         13 Weeks Ended         26 Weeks Ended
                                    Aug. 3,    Aug. 4,    Aug. 3,     Aug. 4,
                                      2002       2001       2002        2001

Revenues                          $  3,093   $  3,173   $  6,262    $  6,326
Cost of sales:
  Recurring                          2,151      2,183      4,386       4,385
  Nonrecurring - division
   combination markdowns                20          -         20           -
Selling, general, and
  administrative expenses              688        718      1,387       1,406
Division combination costs              39          -         79           -
Interest expense, net                   86         89        169         175
Earnings before income taxes           109        183        221         360
Provision for income taxes              40         72         82         140

Net earnings                      $     69   $    111   $    139    $    220

Basic earnings per share          $    .22   $    .36   $    .45    $    .71

Diluted earnings per share        $    .22   $    .35   $    .45    $    .69

Dividends paid per
 common share                     $.23-3/4   $.23-1/2   $.47-1/2    $    .47

Weighted average shares
 outstanding:
 Basic                               288.4      299.2      288.0       299.0
 Diluted                             308.9      320.9      308.9       321.1










          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Millions)                                                 26 Weeks Ended
                                                        Aug. 3,       Aug. 4,
                                                          2002          2001
Operating Activities:
  Net earnings                                      $      139    $      220
  Depreciation and other amortization                      262           238
  Goodwill and other intangible amortization                 5            22
  Division combination costs                                99             -
  Working capital changes:
    Accounts receivable, net                               358           382
    Merchandise inventories                               (137)         (166)
    Other current assets                                     3           (12)
    Accounts payable                                        65            48
    Accrued expenses                                       (22)           (8)
    Income taxes payable                                  (158)         (148)
  Other, net                                                31            17

Cash flows from operations                                 645           593

Investing Activities:
  Net additions to property and equipment                 (377)         (392)
  Business combination                                       -          (304)

Cash flows used for investing activities                  (377)         (696)

Financing Activities:
  Net issuances (repayments):
    Short-term debt                                        (78)          191
    Long-term debt                                         (13)          (42)
  Net issuances of common stock                             12             5
  Dividend payments, net of tax benefit                   (145)         (149)

Cash flows (used for) provided by
    financing activities                                  (224)            5

Increase(Decrease) in cash and cash equivalents             44           (98)

Cash and cash equivalents,
  beginning of period                                       52           156

Cash and cash equivalents,
  end of period                                     $       96    $       58

Cash paid during the period:

  Interest                                           $      183    $      155
  Income Taxes                                              212           265


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

Division Combinations. On August 3, 2002, The May Department Stores Company (the company or the parent) completed its previously announced plan to combine its Kaufmann's division with its Filene's division, and its Meier & Frank division with its Robinsons-May division. Total nonrecurring pre-tax charges associated with the division combinations are expected to be approximately $110 million or $.22 per share, of which $59 million or $.12 per share were recognized in the second quarter consisting of $20 million as cost of sales and $39 million as other operating expenses. The company incurred approximately $40 million or $.08 per share of division combination costs in the first quarter and expects to incur the remaining division combination costs of approximately $11 million or $.02 per share over the third and fourth quarters.

The significant components of the division combination costs and status of the related liability are summarized below:

(Millions)                                             Non-cash     Balance at
                                   Charges   Payments      Uses   Aug. 3, 2002
Severance and relocation benefits     $ 58       $ 27      $  -           $ 31
Inventory alignment                     20          -        19              1
Central office closure                  12          1        11              -
Other                                    9          4         -              5
  Total                               $ 99       $ 32      $ 30           $ 37

Severance and relocation benefits include severance for approximately
1,600 associates and the costs to relocate certain employees. Inventory alignment includes the markdowns incurred to conform merchandise assortments and to synchronize pricing and promotional strategies. Central office closure primarily includes accelerated depreciation of fixed assets to close central offices.

The company anticipates that the division combinations will save approximately $60 million pre-tax or $.13 per share annually. Net earnings excluding division combination costs for the second quarter of 2002 were $106 million or $.34 per share. Net earnings excluding division combination costs for the first six months of 2002 were $201 million or $.65 per share.

Income Taxes. The effective income tax rate for the first six months of 2002 was 37.0%, compared with 38.8% in the first six months of 2001. The effective income tax rate for the second quarter of 2002 was 36.6%, compared with 38.8% in the second quarter of 2001, reflecting the adjustment to record the year-to-date provision at the expected annual effective tax rate of 37.0%. The rate reduction for the first six months of 2002 is due to the favorable impact of eliminating goodwill amortization, corporate structure changes, and changes in tax regulations.

Inventories. Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. Based upon current estimates, the company does not expect a LIFO provision or credit in 2002, compared to a fiscal 2001 LIFO credit of $30 million. No LIFO provision was recorded in the second quarter or first six months of 2002, compared with an $8 million provision and a $16 million provision in the second quarter and first six months of 2001, respectively.

Impact of New Accounting Pronouncements. In the first quarter of fiscal 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. The company completed the transitional goodwill impairment test required by SFAS No. 142 and identified no potential impairment. The following table illustrates the impact of goodwill amortization on the results of the second quarter and first six months of 2001.

 (Millions, except per share)             13 Weeks Ended      26 Weeks Ended
                                        Aug. 3,    Aug. 4,   Aug. 3,   Aug. 4,
                                          2002       2001      2002      2001

Reported net income                     $   69     $  111    $  139    $  220
Add back: Goodwill amortization              -          9         -        17
Adjusted net income                     $   69     $  120    $  139    $  237

Basic earnings per share:
   Reported net income                  $  .22     $  .36    $  .45    $  .71
   Add back: Goodwill amortization           -        .03         -       .06
   Adjusted net income                  $  .22     $  .39    $  .45    $  .77

Diluted earnings per share:
   Reported net income                  $  .22     $  .35    $  .45    $  .69
   Add back: Goodwill amortization           -        .03         -       .06
   Adjusted net income                  $  .22     $  .38    $  .45    $  .75

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The company expects the only impact of adopting SFAS No. 145 to be the reclassification of prior year extraordinary losses to interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the timing of when certain costs associated with exit or disposal activities are recognized. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The company does not expect SFAS No. 146 to have a material impact on its consolidated operating results or financial position.

Stock Option and Stock-Related Plans. Effective February 2, 2003, the company will begin expensing the fair value of employee stock options. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the company will adopt the fair value method prospectively. The expense associated with stock options is expected to be approximately $.02 per share in 2003, growing to approximately $.08 per share by 2006.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                             13 Weeks Ended
                                Aug. 3, 2002                Aug. 4, 2001
                          Earnings   Shares   EPS     Earnings   Shares    EPS
Net earnings               $    69                     $   111
ESOP preference shares'
 dividends                      (5)                         (4)

Basic EPS                       64    288.4   $  .22       107    299.2    $ .36

ESOP preference shares           4     18.7                  4     19.7
Assumed exercise of
 options (treasury
 stock method)                   -      1.8                  -      2.0

Diluted EPS                $    68    308.9   $  .22   $   111    320.9    $ .35

                                             26 Weeks Ended
                                Aug. 3, 2002                Aug. 4, 2001
                          Earnings   Shares   EPS     Earnings   Shares    EPS
Net earnings               $   139                     $   220
ESOP preference shares'
 dividends                      (9)                         (9)

Basic EPS                      130    288.0   $  .45       211    299.0    $ .71

ESOP preference shares           8     18.9                  9     19.7
Assumed exercise of
 options (treasury
 stock method)                   -      2.0                  -      2.4

Diluted EPS                $   138    308.9   $  .45   $   220    321.1    $ .69

Condensed Consolidating Financial Information. The parent has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the parent include May Department Stores International, Inc. (MDSI), Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and subsidiaries, including After Hours Formalwear, Inc.

Condensed consolidating balance sheets as of August 3, 2002, August 4, 2001,and February 2, 2002, the related condensed consolidating statements of earnings for the thirteen week and twenty-six week periods ended August 3, 2002 and August 4, 2001, and the related condensed consolidating statements of cash flows for the twenty-six week periods ended August 3, 2002 and August 4, 2001, are presented below.

Condensed Consolidating Financial Information (continued) -

                          Condensed Consolidating Balance Sheet
                                  As of August 3, 2002
                                      (Unaudited)

(Millions)


                                       Subsidiary      Other
                                Parent   Issuer     Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    77       $     19      $      -       $    96
  Accounts receivable, net           -      1,571             44           (36)        1,579
  Merchandise inventories            -      2,891            102             -         2,993
  Other current assets               -         37             18             -            55
     Total current assets            -      4,576            183           (36)        4,723

Property and equipment, at cost      -      9,130            171             -         9,301
Accumulated depreciation             -     (3,913)           (39)            -        (3,952)
  Property and equipment, net        -      5,217            132             -         5,349

Goodwill                             -      1,129            304             -         1,433
Intangible assets, net               -          8            169             -           177
Other assets                         -        108             10             -           118
Intercompany (payable)
  receivable                      (892)       528            364             -             -
Investment in subsidiaries       4,878          -              -        (4,878)            -
     Total assets             $  3,986    $11,566       $  1,162      $ (4,914)      $11,800

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $     -       $      -      $      -       $     -
  Current maturities of long-
     term debt                       -        268              -             -           268
  Accounts payable                   -        993             94             -         1,087
  Accrued expenses                   6        885             78           (36)          933
  Income taxes payable               -         92             23             -           115
     Total current liabilities       6      2,238            195           (36)        2,403

Long-term debt                       -      4,326              1             -         4,327
Intercompany note payable
  (receivable)                       -      3,200         (3,200)            -             -
Deferred income taxes                -        649             67             -           716
Other liabilities                    -        835              9          (470)          374
ESOP preference shares             279          -              -             -           279
Unearned compensation             (152)      (152)             -           152          (152)
Shareowners' equity              3,853        470          4,090        (4,560)        3,853
Total liabilities and
      shareowners' equity     $  3,986    $11,566       $  1,162      $ (4,914)      $11,800




Condensed Consolidating Financial Information (continued) -


                       Condensed Consolidating Statement of Earnings
                        For the Thirteen Weeks Ended August 3, 2002
                                       (Unaudited)
(Millions)


                                          Subsidiary      Other
                                   Parent   Issuer     Subsidiaries  Eliminations  Consolidated
Revenues                           $    -    $ 2,953     $      451     $    (311)     $  3,093
Cost of sales                           -      2,107            350          (286)        2,171
Selling, general, and
  administrative expenses               -        658             59           (29)          688
Division combination costs              -         39              -             -            39
Interest expense (income), net:
  External                              -         86              -             -            86
  Intercompany                          -         72            (71)           (1)            -
Equity in earnings of subsidiaries    (69)         -              -            69             -
Earnings before income taxes           69         (9)           113           (64)          109
Provision for income taxes              -          1             39             -            40
Net earnings                       $   69    $   (10)    $       74     $     (64)     $     69






                       Condensed Consolidating Statement of Earnings For the Twenty-six Weeks Ended August 3, 2002
                                       (Unaudited)
(Millions)

                                          Subsidiary      Other
                                   Parent   Issuer     Subsidiaries  Eliminations  Consolidated
Revenues                           $    -    $ 5,972     $      806     $    (516)     $  6,262
Cost of sales                           -      4,268            608          (470)        4,406
Selling, general, and
  administrative expenses               -      1,322            121           (56)        1,387
Division combination costs              -         79              -             -            79
Interest expense (income), net:
  External                              -        169              -             -           169
  Intercompany                          -        142           (141)           (1)            -
Equity in earnings of subsidiaries   (139)         -              -           139             -
Earnings before income taxes          139         (8)           218          (128)          221
Provision for income taxes              -          2             80             -            82
Net earnings                       $  139    $   (10)    $      138     $    (128)     $    139




Condensed Consolidating Financial Information (continued) -


                            Condensed Consolidating Statement of Cash Flows
                             For the Twenty-six Weeks Ended August 3, 2002
                                              (Unaudited)
(Millions)

                                               Subsidiary      Other
                                        Parent   Issuer     Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                         $   139   $   (10)       $    138     $    (128)     $    139
  Equity in earnings of subsidiaries      (139)        -               -           139             -
  Depreciation and other amortization        -       248              14             -           262
  Goodwill and intangible amortization       -         1               4             -             5
  Division combination costs                 -        99               -             -            99
  Decrease in working capital                -       109               -             -           109
  Other, net                                50        29             (37)          (11)           31
                                            50       476             119             -           645

Investing activities:
  Net additions to property and
     equipment                               -      (355)            (22)            -          (377)
                                             -      (355)            (22)            -          (377)

Financing activities:
  Net repayments of short-term debt          -       (78)              -             -           (78)
  Net repayments of long-term debt           -       (13)              -             -           (13)
  Net issuances of common stock              3         9               -             -            12
  Dividend payments, net of
     tax benefit                          (147)        2               -             -          (145)
  Intercompany activity, net                94         -             (94)            -             -
                                           (50)      (80)            (94)            -          (224)
Increase in cash and
  cash equivalents                           -        41               3             -            44

Cash and cash equivalents,
  beginning of period                        -        36              16             -            52

Cash and cash equivalents,
  end of period                        $     -   $    77        $     19     $       -      $     96




Condensed Consolidating Financial Information (continued) -



                            Condensed Consolidating Balance Sheet
                                    As of August 4, 2001
                                         (Unaudited)

(Millions)

                                          Subsidiary      Other
                                   Parent   Issuer     Subsidiaries  Eliminations  Consolidated

ASSETS
Current assets:
  Cash and cash equivalents       $     -    $    38       $     20     $       -      $     58
  Accounts receivable, net              -      1,726             42           (37)        1,731
  Merchandise inventories               -      3,053             87             -         3,140
  Other current assets                  -        103             12             -           115
     Total current assets               -      4,920            161           (37)        5,044

Property and equipment, at cost         -      8,588             87             -         8,675
Accumulated depreciation                -     (3,488)           (18)            -        (3,506)
  Property and equipment, net           -      5,100             69             -         5,169

Goodwill                                -      1,106            180             -         1,286
Intangible assets, net                  -          7            156             -           163
Other assets                            -         87              3             -            90
Intercompany (payable)
  receivable                         (714)       437            277             -             -
Investment in subsidiaries          4,747          -              -        (4,747)            -
     Total assets                 $ 4,033    $11,657       $    846     $  (4,784)     $ 11,752

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt                 $     -    $   191       $      -     $       -      $    191
  Current maturities of long-
     term debt                          -        113              -             -           113
  Accounts payable                      -        919             94             -         1,013
  Accrued expenses                      7        883             57           (37)          910
  Income taxes payable                  -        143              2             -           145
     Total current liabilities          7      2,249            153           (37)        2,372

Long-term debt                          -      4,418              1             -         4,419
Intercompany note payable
  (receivable)                          -      3,200         (3,200)            -             -
Deferred income taxes                   -        600              3             -           603
Other liabilities                       -        784              -          (452)          332
ESOP preference shares                292          -              -             -           292
Unearned compensation                (204)      (204)             -           204          (204)
Shareowners' equity                 3,938        610          3,889        (4,499)        3,938
     Total liabilities and
      shareowners' equity         $ 4,033    $11,657       $    846     $  (4,784)     $ 11,752



Condensed Consolidating Financial Information (continued) -

                            Condensed Consolidating Statement of Earnings
                             For the Thirteen Weeks Ended August 4, 2001
                                            (Unaudited)

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




                            Condensed Consolidating Statement of Earnings For the Twenty-six Weeks Ended August 4, 2001
                                             (Unaudited)

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




Condensed Consolidating Financial Information (continued) -

                            Condensed Consolidating Statement of Cash Flows
                             For the Twenty-six Weeks Ended August 4, 2001
                                            (Unaudited)
(Millions)

                                              Subsidiary      Other
                                     Parent     Issuer     Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                       $  220     $     74       $    136    $     (210)      $   220
  Equity in earnings of subsidiaries   (220)           -              -           220             -
  Depreciation and amortization           -          250             10             -           260
  Decrease in working capital             -           54             42             -            96
  Other, net                             66           41            (80)          (10)           17
                                         66          419            108             -           593

Investing activities:
  Net additions to property and
     equipment                            -         (379)           (13)            -          (392)
  Business combination                    -         (304)             -             -          (304)
                                          -         (683)           (13)            -          (696)

Financing activities:
  Net issuances of notes payable          -          191              -             -           191
  Net repayments of long-term debt        -          (41)            (1)            -           (42)
  Net (purchases)issuances of
     common stock                        (8)          13              -             -             5
  Dividend payments, net of
     tax benefit                       (151)           2              -             -          (149)
  Intercompany activity, net             93            -            (93)            -             -
                                        (66)         165            (94)            -             5
(Decrease) Increase in cash and
  cash equivalents                        -          (99)             1             -           (98)

Cash and cash equivalents,
  beginning of period                     -          137             19             -           156

Cash and cash equivalents,
  end of period                      $    -     $     38       $     20    $        -       $    58




Condensed Consolidating Financial Information (continued) -



                            Condensed Consolidating Balance Sheet
                                      February 2, 2002
                                          (Unaudited)

(Millions)


                                              Subsidiary      Other
                                     Parent     Issuer     Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents          $    -     $     36       $     16    $        -       $    52
  Accounts receivable, net                -        1,930             45           (37)        1,938
  Merchandise inventories                 -        2,801             74             -         2,875
  Other current assets                    -           43             17             -            60
     Total current assets                 -        4,810            152           (37)        4,925

Property and equipment, at cost           -        8,844            152             -         8,996
Accumulated depreciation                  -       (3,709)           (23)            -        (3,732)
  Property and equipment, net             -        5,135            129             -         5,264

Goodwill                                  -        1,128            305             -         1,433
Intangible assets, net                    -            6            173             -           179
Other assets                              -          109             10             -           119
Intercompany (payable)
  receivable                           (841)         523            318             -             -
Investment in subsidiaries            4,770            -              -        (4,770)            -
     Total assets                    $3,929     $ 11,711       $  1,087    $   (4,807)      $11,920



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt                    $    -     $     78       $      -    $        -       $    78
  Current maturities of long-
    term debt                             -          254              1             -           255
  Accounts payable                        -          947             76             -         1,023
  Accrued expenses                        6          854             87           (37)          910
  Income taxes payable                    -          263              9             -           272
     Total current liabilities            6        2,396            173           (37)        2,538

Long-term debt                            -        4,402              1             -         4,403
Intercompany note payable
  (receivable)                            -        3,200         (3,200)            -             -
Deferred income taxes                     -          629             67             -           696
Other liabilities                         -          818              -          (458)          360
ESOP preference shares                  286            -              -             -           286
Unearned compensation                  (204)        (204)             -           204          (204)
Shareowners' equity                   3,841          470          4,046        (4,516)        3,841
     Total liabilities and
      shareowners' equity            $3,929     $ 11,711       $  1,087    $   (4,807)      $11,920



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net retail sales include lease department sales but exclude sales from closed and non-replaced stores and finance charge revenues. Store-for-store sales compare sales of stores open during both years beginning the first day a store has prior year sales. Lease department sales are integral to our operations and including them in net retail sales gives us a measure of our total sales productivity. Through the exclusion of closed and non-replaced stores, net retail sales provide meaningful comparative data about our current store base. Net retail sales differ from generally accepted accounting principles due to the inclusion of lease department sales and the exclusion of sales from closed and non-replaced stores. Consequently, net retail sales may not be comparable to sales reported by other retailers and are not an alternative to revenues. Net retail sales for 2002 and 2001 are as follows:

                                                Percent    Store-for-store
                         2002        2001       Decrease       Decrease
Second quarter          $3,097      $3,151       (1.7)%          (4.9)%
First six months         6,251       6,267       (0.3)           (3.6)

The total net retail sales decrease for the second quarter of 2002 was due to a $154 million decrease in store-for-store sales offset by $100 million of new store sales. The total net retail sales decrease for the first six months of 2002 was due to a $227 million decrease in store-for-store sales offset by $211 million of new store sales.

The following table presents the components of costs and expenses, as a percent of revenues.

                                     Second Quarter      First Six Months
                                     2002     2001         2002     2001

Revenues                            100.0%   100.0%       100.0%   100.0%
Cost of sales
  Recurring                          69.6     68.8         70.0     69.3
  Nonrecurring - division
    combination markdowns             0.6      0.0          0.3      0.0
Selling, general, and
  administrative expenses            22.2     22.6         22.2     22.2
Division combination costs            1.3      0.0          1.3      0.0
Interest expense, net                 2.8      2.8          2.7      2.8

Earnings before income taxes          3.5      5.8          3.5      5.7

Provision for income taxes           36.6*    38.8*        37.0*    38.8*

Net earnings                          2.2%     3.5%         2.2%     3.5%

* - Percent represents effective income tax rate.

Revenues include sales from all stores operating during the periods, finance charge revenues, and lease department income. The decrease in revenues is due primarily to the decrease in net retail sales discussed above.

Cost of sales includes the cost of merchandise, inbound freight, distribution expenses, and buying and occupancy costs. Cash or allowances received from vendors when merchandise does not achieve anticipated rates of sale are recognized as reductions of cost of sales. Recurring cost of sales was $2,151 million in the 2002 second quarter, down 1.5% from $2,183 million in the 2001 second quarter. For the first six months of 2002, recurring cost of sales was $4,386 million, compared to $4,385 million in the same 2001 period. In addition, $20 million of nonrecurring division combination markdowns were incurred to conform merchandise assortments and to synchronize pricing and promotional strategies.

As a percent of revenues, recurring cost of sales for the second quarter of 2002 increased 0.8%, principally due to a 1.2% increase in occupancy costs, partially offset by the effect of the LIFO (last-in, first-out) cost method. For the first six months of 2002, recurring cost of sales as a percent of revenues increased 0.7%, principally due to a 1.0% increase in occupancy costs, partially offset by the effect of the LIFO cost method. Based upon current estimates, we do not expect a LIFO provision or credit in fiscal 2002, compared with a fiscal 2001 LIFO credit of $30 million. No LIFO provision was recorded in the second quarter or the first six months of 2002, compared with an $8 million provision and a $16 million provision in the second quarter and first six months of 2001, respectively.

Selling, general, and administrative expenses were $688 million in the 2002 second quarter, compared with $718 million in the 2001 second quarter, a 4.2% decrease. For the first six months of 2002, selling, general, and administrative expenses were $1,387 million compared with $1,406 million in the 2001 period, a 1.3% decrease.

Selling, general, and administrative expenses as a percent of revenues decreased 0.4% for the second quarter of 2002 as compared with 2001. The decrease was principally due to an 0.8% decrease in credit expense and a 0.3% decrease due to the elimination of goodwill amortization, offset by a 0.6% increase in payroll and a 0.2% increase in insurance costs. Selling, general, and administrative expenses as a percent of revenues in the first six months of 2002 were unchanged from the first six months of 2001, as credit expense decreased 0.8% and goodwill amortization decreased 0.3%, partially offset by a 0.4% increase in payroll and a 0.2% increase in insurance costs.

On August 3, 2002, we completed our previously announced plan to combine our Kaufmann's division with our Filene's division, and our Meier & Frank division with our Robinsons-May division. Total non-recurring pre-tax charges associated with the division combinations are expected to be approximately $110 million or $.22 per share, of which $59 million or $.12 per share were recognized in the second quarter consisting of $20 million as cost of sales and $39 million as other operating expenses. We incurred approximately $40 million or $.08 per share of division combination costs in the first quarter and expect to incur the remaining division combination costs of approximately $11 million or $.02 per share over the third and fourth quarters.

Components of net interest expense were (millions):

                                    Second Quarter        First Six Months
                                     2002    2001           2002     2001

Interest expense                     $ 94    $ 96           $188     $190
Interest income                        (1)     (1)            (7)      (5)
Capitalized interest                   (7)     (6)           (12)     (10)
  Net interest expense               $ 86    $ 89           $169     $175

Interest expense principally relates to long-term debt.

Short-term borrowings were (dollars in millions):

                                     Second Quarter        First Six Months
                                      2002   2001           2002     2001

  Average balance outstanding         $112   $371           $ 80     $242
  Average interest rate on
    average balance                    1.8%   4.0%           1.8%     4.2%


The effective income tax rate for the first six months of 2002 was 37.0% compared with 38.8% in the first six months of 2001. The effective income tax rate for the second quarter of 2002 was 36.6%, compared with 38.8% in the second quarter of 2001, reflecting the adjustment to record the year-to-date provision at the expected annual effective tax rate of 37.0%. The rate reduction for the first six months of 2002 is due to the favorable impact of eliminating goodwill amortization, corporate structure changes, and changes in tax regulations.

Operating results excluding division combination costs for the trailing years were (millions, except per share):

                                                       Aug. 3,      Aug. 4,
                                                        2002        2001 (a)

  Revenues                                           $ 14,111     $ 14,656
  Net earnings                                            687          823
  Diluted earnings per share                             2.18         2.55

  (a)- Includes 53 weeks.

Financial Condition

Cash Flows. Cash flows from operations were $645 million and $593 million in the first six months of 2002 and 2001, respectively. The increase in current year cash flows is primarily due to changes in working capital accounts.

Liquidity, Available Credit, and Debt Ratings. We finance our activities primarily with cash flows from operations, borrowings under credit facilities and issuances of long-term debt. We can borrow up to $1.0 billion under our credit agreements. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.

Our bonds are rated A2 by Moody's Investors Service, Inc. and A by Standard & Poor's Corporation. Our commercial paper is rated P1 by Moody's and A1 by Standard & Poor's. Our senior unsecured bank credit agreement is rated A1 by Moody's.

Effective October 1, 2002, we intend to redeem all of our 8-3/8% debentures due in 2022. The redemption price for the $200 million debentures will be $1,040.44 for each $1,000 in principal plus accrued interest. This debt redemption will result in a $.02 per share charge in the third quarter of 2002.

Financial Ratios. Key financial ratios for the periods indicated are as follows:

                                         Aug. 3,    Aug. 4,      Feb. 2,
                                          2002       2001         2002

Current Ratio                               2.0        2.1          1.9
Debt-Capitalization Ratio                    50%        51%          51%
Fixed Charge Coverage*                      3.2x       3.7x         3.4x

  * Fixed charge coverage, which is presented for the 52 weeks ended August 3, 2002, August 4, 2001, and February 2, 2002, is defined as earnings before division combination costs and gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.


Recent Sales Results and Other Recent Developments

Sales for the four-week period ending August 31, 2002 were $983.1 million, a 5.8% decrease from $1.04 billion in the similar period last year. Store-for-store sales decreased 8.6%. Sales for the first seven months of fiscal 2002 were $7.23 billion, a 1.0% decrease, compared with $7.31 billion during the first seven months of fiscal 2001. Store-for-store sales decreased 4.3%.

Effective February 2, 2003, we will begin expensing the fair value of employee stock options. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we will adopt the fair value method prospectively. The expense associated with stock options is expected to be approximately $.02 per share in 2003, growing to approximately $.08 per share by 2006.

Impact of New Accounting Pronouncements

In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. We completed the transitional goodwill impairment test required by SFAS No. 142 and identified no potential impairment. In the second quarter of fiscal 2001, selling, general, and administrative expenses included $10 million of goodwill amortization expense, which decreased net earnings by $9 million. In the first six months of fiscal 2001, selling, general, and administrative expenses included $19 million of goodwill amortization expense, which decreased net earnings by $17 million.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We expect the only impact of adopting SFAS No. 145 to be the reclassification of prior year extraordinary losses to interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the timing of when certain costs associated with exit or disposal activities are recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002, with early application encouraged. We do not expect SFAS No. 146 to have a material impact on our consolidated operating results or financial position.

Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include, but are not limited to: competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates and our ability to manage the business to minimize the disruption of sales and customer service as a result of the division combinations. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first six months of fiscal 2002 and fiscal 2001, we did not enter into any derivative financial instruments.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareowners of registrant was held on May 24, 2002.

   (b) At the annual meeting of shareowners of registrant held on May 24, 2002, the registrant's voting securities carried 306,707,844 votes, of which 270,371,546 were voted at the meeting. Action was taken with respect to:

       (i) the election of three directors of registrant;
                                                                 Authority
                                             For                  Withheld

            Marsha J. Evans             209,757,933             60,613,613
            Edward E. Whitacre, Jr.     210,142,019             60,229,527
            R. Dean Wolfe               210,339,380             60,032,166

       (ii) a ratification of the appointment of Deloitte & Touche LLP as independent auditors (263,372,854 votes in favor, 5,744,501 votes against and 1,254,191 votes abstained);

       (iii) a proposal relating to a classified board of directors (150,760,787 votes in favor, 90,642,233 votes against, 3,185,158 votes abstained and 25,783,368 not voted).


       All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 25, 2002, filed with the Commission pursuant to Rule 12b-23 (b).

Item 5 - Other Information - None.


Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

         (12) -  Computation of Ratio of Earnings to Fixed Charges

  (b)   Reports on Form 8-K

        A report was filed dated July 9, 2002, which contained information concerning debt ratings.

        A report was filed dated August 16, 2002, in which the Principal Executive Officer, Eugene S. Kahn, and the Principal Financial Officer, Thomas D. Fingleton, of the company, submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  September 13, 2002

                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

         Certifications Pursuant to Exchange Act 13a-14 and 15d-14

I, Eugene S. Kahn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The May Department Stores Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002            /s/ Eugene S. Kahn
                                    Eugene S. Kahn
                                    Chairman of the Board and
                                    Chief Executive Officer





I, Thomas D. Fingleton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The May Department Stores Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002            /s/ Thomas D. Fingleton
                                    Thomas D. Fingleton
                                    Executive Vice President and
                                    Chief Financial Officer

   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:

       1.   The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   September 13, 2002



    /s/  Eugene S. Kahn                    /s/ Thomas D. Fingleton
    Eugene S. Kahn                         Thomas D. Fingleton
    Chairman of the Board and              Executive Vice President and
    Chief Executive Officer                Chief Financial Officer

                                                                                                  Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 2, 2002 AND FOR THE
                                TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001


(Millions)

                                          26 Weeks Ended                Fiscal Year Ended
                                         Aug. 3,  Aug. 4,  Feb. 2,  Feb. 3,  Jan. 29,  Jan. 30,  Jan. 31,
                                          2002     2001     2002     2001      2000      1999      1998
Earnings Available for Fixed Charges:
Pretax earnings from continuing
  operations                             $  221   $  360   $1,144   $1,402   $ 1,523   $ 1,395   $ 1,279
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              201      205      406      406       346       344       363
Dividends on ESOP preference shares         (10)     (10)     (22)     (23)      (24)      (25)      (26)
Capitalized interest amortization             4        4        8        8         7         7         6
                                            416      559    1,536    1,793     1,852     1,721     1,622

Fixed Charges:
Gross interest expense (a)               $  195   $  200   $  396   $  395   $   340   $   339   $   353
Interest factor attributable to
  rent expense                               18       16       32       28        22        21        23
                                            213      216      428      423       362       360       376

Ratio of Earnings to Fixed Charges          2.0      2.6      3.6      4.2       5.1       4.8       4.3


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.
