Form 10-Q
period 2002-11-02
MAY DEPARTMENT STORES CO
filed 2002-12-06
CIK 63416

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended November 2, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 288,247,093 shares of common stock, $.50 par value, as of November 30, 2002.







                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Millions)


                                         Nov. 2,     Nov. 3,       Feb. 2,
ASSETS                                    2002        2001          2002

Current assets:
  Cash and cash equivalents             $      65   $      57    $       52
  Accounts receivable, net                  1,540       1,752         1,938
  Merchandise inventories                   3,596       3,721         2,875
  Other current assets                         67         119            60
     Total current assets                   5,268       5,649         4,925

Property and equipment, at cost             9,523       8,806         8,996
Accumulated depreciation                   (4,096)     (3,621)       (3,732)
  Property and equipment, net               5,427       5,185         5,264

Goodwill                                    1,433       1,308         1,433
Intangible assets, net                        174         162           179
Other assets                                  115          90           119

     Total assets                       $  12,417   $  12,394    $   11,920


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $     618   $     880    $       78
  Current maturities of
    long-term debt                            315          88           255
  Accounts payable                          1,349       1,317         1,023
  Accrued expenses                            978         927           900
  Income taxes payable                        102          97           272
    Total current liabilities               3,362       3,309         2,528

Long-term debt                              4,041       4,330         4,403

Deferred income taxes                         729         617           696

Other liabilities                             375         341           370

ESOP preference shares                        272         289           286

Unearned compensation                        (152)       (204)         (204)

Shareowners' equity                         3,790       3,712         3,841

    Total liabilities and
        shareowners' equity             $  12,417   $  12,394     $  11,920


           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(Millions, except per share)         13 Weeks Ended          39 Weeks Ended
                                    Nov. 2,    Nov. 3,      Nov. 2,    Nov. 3,
                                     2002       2001         2002       2001

Revenues                           $  3,052   $  3,202     $  9,314   $  9,528
Cost of sales:
  Recurring                           2,216      2,319        6,602      6,704
  Nonrecurring - division
   combination markdowns                  3          -           23          -
Selling, general, and
  administrative expenses               706        707        2,093      2,113
Division combination costs                6          -           85          -
Interest expense, net                    96         92          265        267
Earnings before income taxes             25         84          246        444
Provision for income taxes                9         32           91        172

Net earnings                       $     16   $     52     $    155   $    272

Basic earnings per share           $    .05   $    .16     $    .50   $    .87

Diluted earnings per share         $    .05   $    .16     $    .50   $    .85

Dividends paid per
 common share                      $.23-3/4   $.23-1/2     $.71-1/4   $.70-1/2

Weighted average shares
 outstanding:
 Basic                                288.3      296.6        288.1      298.2
 Diluted                              307.4      317.6        308.4      319.9










          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Millions)                                               39 Weeks Ended
                                                     Nov. 2,        Nov. 3,
                                                      2002           2001
Operating Activities:
  Net earnings                                     $      155     $      272
  Depreciation and other amortization                     406            368
  Goodwill and other intangible amortization                8             33
  Division combination costs                              108              -
  Working capital changes:
    Accounts receivable, net                              398            360
    Merchandise inventories                              (744)          (746)
    Other current assets                                  (12)           (30)
    Accounts payable                                      326            352
    Accrued expenses                                       28             27
    Income taxes payable                                 (170)          (185)
  Other, net                                               41             43

Cash flows from operations                                544            494

Investing Activities:
 Net additions to property and equipment                 (598)          (578)
 Business combination                                       -           (304)

Cash flows used for investing activities                 (598)          (882)

Financing Activities:
 Net issuances (repayments):
    Short-term debt                                       540            880
    Long-term debt                                       (253)          (167)
 Net purchases of common stock                             (2)          (200)
 Dividend payments, net of tax benefit                   (218)          (224)

Cash flows provided by
    financing activities                                   67            289

Increase(Decrease) in cash and cash equivalents            13            (99)

Cash and cash equivalents,
    beginning of period                                    52            156

Cash and cash equivalents,
    end of period                                  $       65     $       57

Cash paid during the period:

 Interest                                          $      299     $      273
 Income taxes                                             223            339


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

Division Combinations.  In August 2002, The May Department Stores Company
(the company or the parent) combined its Kaufmann's division with its Filene's division, and its Meier & Frank division with its Robinsons-May division. Total nonrecurring pretax charges associated with the division combinations for 2002 were $108 million or $.22 per share, of which $9 million or $.02 per share were recognized in the third quarter. The third quarter charges consisted of $3 million as cost of sales and $6 million as other operating expenses.

The significant components of the division combination costs and status of the related liability are summarized below:

(Millions)                                            Non-cash     Balance at
                                  Charges  Payments       Uses   Nov. 2, 2002
Severance and relocation benefits    $ 59      $ 38      $  -            $ 21
Inventory alignment                    23         -        23               -
Central office closure                 15         4        11               -
Other                                  11         4         -               7
  Total                              $108      $ 46      $ 34            $ 28

Severance and relocation benefits include severance for approximately
1,600 associates and the costs to relocate certain employees. Inventory alignment includes the markdowns incurred to conform merchandise assortments and to synchronize pricing and promotional strategies. Central office closure primarily includes accelerated depreciation of fixed assets in the closed central offices.

Income Taxes. The effective income tax rate for the third quarter and first nine months of 2002 was 37.0%, compared with 38.8% in the third quarter and first nine months of 2001. The rate reduction in 2002 is due to the favorable impact of eliminating goodwill amortization, corporate structure changes, and changes in tax regulations.

Inventories. Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. Based upon current estimates, the company does not expect a LIFO provision or credit in fiscal 2002, compared with a fiscal 2001 LIFO credit of $30 million. No LIFO provision was recorded in the third quarter or the first nine months of 2002, compared with a $4 million provision in the third quarter and a $20 million provision in the first nine months of 2001.





Impact of New Accounting Pronouncements. In the first quarter of fiscal 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. The company's assessment of potential goodwill impairments under SFAS No. 142 did not identify any impairment. The following table illustrates the impact of goodwill amortization on the results of the third quarter and first nine months of 2001.

 (Millions, except per share)             13 Weeks Ended       39 Weeks Ended
                                        Nov. 2,    Nov. 3,   Nov. 2,    Nov. 3,
                                         2002       2001      2002       2001
Reported net income                     $   16     $   52    $  155     $  272
Add back: Goodwill amortization              -          8         -         25
Adjusted net income                     $   16     $   60    $  155     $  297

Basic earnings per share:
   Reported net income                  $  .05     $  .16    $  .50     $  .87
   Add back: Goodwill amortization           -        .02         -        .08
   Adjusted net income                  $  .05     $  .18    $  .50     $  .95

Diluted earnings per share:
   Reported net income                  $  .05     $  .16    $  .50     $  .85
   Add back: Goodwill amortization           -        .02         -        .08
   Adjusted net income                  $  .05     $  .18    $  .50     $  .93

In fiscal 2002, the company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The impact of adopting this statement was the reclassification of the 2001 extraordinary loss of $3 million (net of $2 million in taxes) to interest expense and income taxes, and the classification of early debt redemption costs of $10 million as interest expense in the current year related to the early redemption of our $200 million 8-3/8% debentures.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Since the company's division combinations were initiated in May 2002, all related costs were recorded in accordance with prior rules.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer's statement of earnings. The company does not expect EITF No. 02-16 to have a material impact on its consolidated financial position or operating results.

Stock Option and Stock-Related Plans. Effective February 2, 2003, the company will begin expensing the fair value of employee stock options. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the company will adopt the fair value method prospectively. The expense associated with stock options is expected to be $.01 to $.02 per share in 2003, growing to approximately $.08 per share by 2006.



Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).

                                             13 Weeks Ended
                                Nov. 2, 2002               Nov. 3, 2001
                         Earnings   Shares   EPS    Earnings   Shares   EPS
Net earnings              $    16                    $    52
ESOP preference shares'
 dividends                     (5)                        (5)

Basic EPS                      11    288.3  $  .05        47    296.6  $  .16

ESOP preference shares          4     18.4                 4     19.4
Assumed exercise of
 options (treasury
 stock method)                  -      0.7                 -      1.6

Diluted EPS               $    15    307.4  $  .05   $    51    317.6  $  .16

                                             39 Weeks Ended
                                 Nov. 2, 2002             Nov. 3, 2001
                         Earnings   Shares   EPS    Earnings   Shares   EPS
Net earnings              $   155                    $   272
ESOP preference shares'
 dividends                    (14)                       (14)

Basic EPS                     141    288.1  $  .50       258    298.2  $  .87

ESOP preference shares         13     18.7                13     19.6
Assumed exercise of
 options (treasury
 stock method)                  -      1.6                 -      2.1

Diluted EPS               $   154    308.4  $  .50   $   271    319.9  $  .85

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

Condensed consolidating balance sheets as of November 2, 2002, November 3, 2001,and February 2, 2002, the related condensed consolidating statements of earnings for the thirteen week and thirty-nine week periods ended November 2, 2002 and November 3, 2001, and the related condensed consolidating statements of cash flows for the thirty-nine week periods ended November 2, 2002 and November 3, 2001, are presented below.


Condensed Consolidating Financial Information (continued) -

                           Condensed Consolidating Balance Sheet
                                 As of November 2, 2002
                                       (Unaudited)

(Millions)


                                        Subsidiary      Other
                                Parent    Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    47       $     18     $      -       $    65
  Accounts receivable, net           -      1,533             43          (36)        1,540
  Merchandise inventories            -      3,513             83            -         3,596
  Other current assets               -         50             17            -            67
     Total current assets            -      5,143            161          (36)        5,268

Property and equipment, at cost      -      9,343            180            -         9,523
Accumulated depreciation             -     (4,049)           (47)           -        (4,096)
  Property and equipment, net        -      5,294            133            -         5,427

Goodwill                             -      1,129            304            -         1,433
Intangible assets, net               -          7            167            -           174
Other assets                         -        105             10            -           115
Intercompany (payable)
  receivable                      (937)       487            450            -             -
Investment in subsidiaries       4,848          -              -       (4,848)            -
     Total assets             $  3,911    $12,165       $  1,225     $ (4,884)      $12,417

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   618       $      -     $      -       $   618
  Current maturities of long-
     term debt                       -        315              -            -           315
  Accounts payable                   -      1,243            106            -         1,349
  Accrued expenses                   1        925             89          (37)          978
  Income taxes payable               -         77             25            -           102
     Total current liabilities       1      3,178            220          (37)        3,362

Long-term debt                       -      4,039              2            -         4,041
Intercompany note payable
  (receivable)                       -      3,200         (3,200)           -             -
Deferred income taxes                -        660             69            -           729
Other liabilities                    -        366              9            -           375
Minority interest in subsidiary      -        475              -         (475)            -
ESOP preference shares             272          -              -            -           272
Unearned compensation             (152)      (152)             -          152          (152)
Shareowners' equity              3,790        399          4,125       (4,524)        3,790
     Total liabilities and
      shareowners' equity     $  3,911    $12,165       $  1,225     $ (4,884)      $12,417





Condensed Consolidating Financial Information (continued) -


                           Condensed Consolidating Statement of Earnings For the Thirteen Weeks Ended November 2, 2002
                                             (Unaudited)
(Millions)


                                           Subsidiary     Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated
Revenues                           $     -   $  2,935     $    627     $    (510)    $  3,052
Cost of sales                            -      2,178          516          (475)       2,219
Selling, general, and
  administrative expenses                -        691           57           (42)         706
Division combination costs               -          6            -             -            6
Interest expense (income), net:
  External                               -         97           (1)            -           96
  Intercompany                           -         71          (72)            1            -
Equity in earnings of subsidiaries     (16)         -            -            16            -
Earnings before income taxes            16       (108)         127           (10)          25
Provision for income taxes               -        (37)          46             -            9
Net earnings                       $    16   $    (71)    $     81     $     (10)    $     16






                          Condensed Consolidating Statement of Earnings
                         For the Thirty-nine Weeks Ended November 2, 2002
                                            (Unaudited)
(Millions)

                                           Subsidiary     Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated
Revenues                           $     -   $  8,907     $  1,433     $  (1,026)    $  9,314
Cost of sales                            -      6,446        1,124          (945)       6,625
Selling, general, and
  administrative expenses                -      2,013          178           (98)       2,093
Division combination costs               -         85            -             -           85
Interest expense (income), net:
  External                               -        266           (1)            -          265
  Intercompany                           -        213         (213)            -            -
Equity in earnings of subsidiaries    (155)         -            -           155            -
Earnings before income taxes           155       (116)         345          (138)         246
Provision for income taxes               -        (35)         126             -           91
Net earnings                       $   155   $    (81)    $    219     $    (138)    $    155




Condensed Consolidating Financial Information (continued) -


                       Condensed Consolidating Statement of Cash Flows For the Thirty-nine Weeks Ended November 2, 2002
                                         (Unaudited)
(Millions)

                                             Subsidiary     Other
                                      Parent   Issuer    Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings                       $   155   $    (81)     $    219     $    (138)     $    155
  Equity in earnings of subsidiaries    (155)         -             -           155             -
  Depreciation and other amortization      -        382            24             -           406
  Goodwill and intangible amortization     -          2             6             -             8
  Division combination costs               -        108             -             -           108
  Decrease in working capital             (5)      (219)           50             -          (174)
  Other, net                              95         91          (128)          (17)           41
                                          90        283           171             -           544

Investing activities:
  Net additions to property and
     equipment                             -       (569)          (29)            -          (598)
                                           -       (569)          (29)            -          (598)

Financing activities:
  Net issuances of short-term debt         -        540             -             -           540
  Net repayments of long-term debt         -       (253)            -             -          (253)
  Net(purchases)issuances of
      common stock                       (10)         8             -             -            (2)
  Dividend payments, net of
     tax benefit                        (220)         2             -             -          (218)
  Intercompany activity, net             140          -          (140)            -             -
                                         (90)       297          (140)            -            67
Increase in cash and
  cash equivalents                         -         11             2             -            13

Cash and cash equivalents,
  beginning of period                      -         36            16             -            52

Cash and cash equivalents,
  end of period                      $     -   $     47      $     18     $       -      $     65





Condensed Consolidating Financial Information (continued) -



                               Condensed Consolidating Balance Sheet
                                     As of November 3, 2001
                                           (Unaudited)


(Millions)

                                        Subsidiary     Other
                                 Parent   Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $      -    $    39      $     18      $      -       $    57
  Accounts receivable, net            -      1,747            42           (37)        1,752
  Merchandise inventories             -      3,650            71             -         3,721
  Other current assets                -        106            13             -           119
     Total current assets             -      5,542           144           (37)        5,649

Property and equipment, at cost       -      8,713            93             -         8,806
Accumulated depreciation              -     (3,601)          (20)            -        (3,621)
  Property and equipment, net         -      5,112            73             -         5,185

Goodwill                              -      1,130           178             -         1,308
Intangible assets, net                -          6           156             -           162
Other assets                          -         87             3             -            90
Intercompany (payable)
  receivable                       (940)       632           308             -             -
Investment in subsidiaries        4,751          -             -        (4,751)            -
     Total assets              $  3,811    $12,509      $    862      $ (4,788)      $12,394

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Notes payable               $      -    $   880       $      -     $      -        $   880
  Current maturities of long-
     term debt                       -         88              -            -             88
  Accounts payable                   -      1,248             69            -          1,317
  Accrued expenses                  14        890             60          (37)           927
  Income taxes payable               -         88              9            -             97
     Total current liabilities      14      3,194            138          (37)         3,309

Long-term debt                       -      4,329              1            -          4,330
Intercompany note payable
  (receivable)                       -      3,200         (3,200)           -              -
Deferred income taxes                -        614              3            -            617
Other liabilities                    -        799              -         (458)           341
ESOP preference shares             289          -              -            -            289
Unearned compensation             (204)      (204)             -          204           (204)
Shareowners' equity              3,712        577          3,920       (4,497)         3,712
Total liabilities and
      shareowners' equity     $  3,811    $12,509       $    862     $ (4,788)       $12,394




Condensed Consolidating Financial Information (continued) -

                            Condensed Consolidating Statement of Earnings For the Thirteen Weeks Ended November 3, 2001
                                           (Unaudited)


(Millions)

                                          Subsidiary      Other
                                   Parent   Issuer    Subsidiaries  Eliminations  Consolidated
Revenues                           $    -   $  3,132      $    559     $    (489)    $  3,202
Cost of sales                           -      2,305           467          (453)       2,319
Selling, general, and
  administrative expenses               -        710            39           (42)         707
Interest expense (income), net:
  External                              -         93            (1)            -           92
  Intercompany                          -         71           (71)            -            -
Equity in earnings of subsidiaries    (52)         -             -            52            -
Earnings before income taxes           52        (47)          125           (46)          84
Provision for income taxes              -        (15)           47             -           32
Net earnings                       $   52   $    (32)     $     78     $     (46)    $     52




                            Condensed Consolidating Statement of Earnings
                          For the Thirty-nine Weeks Ended November 3, 2001
                                         (Unaudited)


(Millions)

                                         Subsidiary      Other
                                  Parent   Issuer     Subsidiaries   Eliminations   Consolidated
Revenues                           $    -   $  9,286      $  1,309     $  (1,067)    $  9,528
Cost of sales                           -      6,622         1,072          (990)       6,704
Selling, general, and
  administrative expenses               -      2,094           112           (93)       2,113
Interest expense (income), net:
  External                              -        268            (1)            -          267
  Intercompany                          -        213          (213)            -            -
Equity in earnings of subsidiaries   (272)         -             -           272            -
Earnings before income taxes          272         89           339          (256)         444
Provision for income taxes              -         47           125             -          172
Net earnings                       $  272   $     42      $    214     $    (256)    $    272




Condensed Consolidating Financial Information (continued) -

                           Condensed Consolidating Statement of Cash Flows For the Thirty-nine Weeks Ended November 3, 2001
                                             (Unaudited)

(Millions)

                                          Subsidiary     Other
                                   Parent   Issuer    Subsidiaries   Eliminations   Consolidated
Operating activities:
  Net earnings                     $  272   $     42      $    214     $    (256)     $    272
  Equity in earnings of subsidiaries (275)         -             -           275             -
  Depreciation and other amortization   -        360             8             -           368
  Goodwill and other intangible
     amortization                       -         26             7             -            33
  Increase (Decrease) in
     working capital                    7       (271)           42             -          (222)
  Other, net                          295       (121)         (112)          (19)           43
                                      299         36           159             -           494

Investing activities:
  Net additions to property and
     equipment                          -       (559)          (19)            -          (578)
  Business combination                  -       (304)            -             -          (304)
                                        -       (863)          (19)            -          (882)

Financing activities:
  Net issuances of notes payable        -        880             -             -           880
  Net repayments of long-term debt      -       (165)           (2)            -          (167)
  Net (purchases)issuances of
     common stock                    (211)        11             -             -          (200)
  Dividend payments, net of
     tax benefit                     (227)         3             -             -          (224)
  Intercompany activity, net          139          -          (139)            -             -
                                     (299)       729          (141)            -           289
Decrease in cash and
  cash equivalents                      -        (98)           (1)            -           (99)

Cash and cash equivalents,
  beginning of period                   -        137            19             -           156

Cash and cash equivalents,
  end of period                    $    -   $     39      $     18      $      -      $     57



Condensed Consolidating Financial Information (continued) -



                             Condensed Consolidating Balance Sheet
                                      February 2, 2002
                                         (Unaudited)

(Millions)

                                         Subsidiary     Other
                                Parent     Issuer    Subsidiaries   Eliminations   Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -     $    36       $     16      $      -       $    52
  Accounts receivable, net           -       1,930             45           (37)        1,938
  Merchandise inventories            -       2,801             74             -         2,875
  Other current assets               -          43             17             -            60
     Total current assets            -       4,810            152           (37)        4,925

Property and equipment, at cost      -       8,844            152             -         8,996
Accumulated depreciation             -      (3,709)           (23)            -        (3,732)
  Property and equipment, net        -       5,135            129             -         5,264

Goodwill                             -       1,128            305             -         1,433
Intangible assets, net               -           6            173             -           179
Other assets                         -         109             10             -           119
Intercompany (payable)
  receivable                      (841)        523            318             -             -
Investment in subsidiaries       4,770           -              -        (4,770)            -
     Total assets              $ 3,929     $11,711       $  1,087      $ (4,807)      $11,920



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -     $    78       $      -      $      -       $    78
  Current maturities of long-
    term debt                        -         254              1             -           255
  Accounts payable                   -         947             76             -         1,023
  Accrued expenses                   6         854             77           (37)          900
  Income taxes payable               -         263              9             -           272
     Total current liabilities       6       2,396            163           (37)        2,528

Long-term debt                       -       4,402              1             -         4,403
Intercompany note payable
  (receivable)                       -       3,200         (3,200)            -             -
Deferred income taxes                -         629             67             -           696
Other liabilities                    -         818             10          (458)          370
ESOP preference shares             286           -              -             -           286
Unearned compensation             (204)       (204)             -           204          (204)
Shareowners' equity              3,841         470          4,046        (4,516)        3,841
     Total liabilities and
      shareowners' equity      $ 3,929     $11,711       $  1,087      $ (4,807)      $11,920







Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net retail sales include lease department sales but exclude sales from closed and non-replaced stores and finance charge revenues. Store-for-store sales compare sales of stores open during both years beginning the first day a store has prior year sales. Lease department sales are integral to our operations and including them in net retail sales gives us a measure of our total sales productivity. Through the exclusion of closed and non-replaced stores, net retail sales provide meaningful comparative data about our current store base. Net retail sales differ from generally accepted accounting principles due to the inclusion of lease department sales and the exclusion of sales from closed and non-replaced stores. Consequently, net retail sales may not be comparable to sales reported by other retailers and are not an alternative to revenues. Net retail sales are as follows:

                                            Percent     Store-for store
                     2002        2001       Decrease       Decrease
Third quarter       $3,053      $3,182       (4.1)%        (7.3)%
First nine months    9,303       9,449       (1.5)         (4.8)

The total net retail sales decrease for the third quarter of 2002 was due to a $231 million decrease in store-for-store sales, offset by $102 million of new store sales. The total net retail sales decrease for the first nine months of 2002 was due to a $458 million decrease in store-for-store sales, offset by $312 million of new store sales.

The following table presents the components of costs and expenses, as a percent of revenues.

                                     Third Quarter      First Nine Months
                                     2002     2001         2002     2001

Revenues                            100.0%   100.0%       100.0%   100.0%
Cost of sales
  Recurring                          72.6     72.4         70.9     70.4
  Nonrecurring - division
    combination markdowns             0.1      0.0          0.2      0.0
Selling, general, and
  administrative expenses            23.1     22.1         22.5     22.2
Division combination costs            0.2      0.0          0.9      0.0
Interest expense, net                 3.2      2.9          2.9      2.8

Earnings before income taxes          0.8      2.6          2.6      4.6

Provision for income taxes           37.0*    38.8*        37.0*    38.8*

Net earnings                          0.5%     1.6%         1.7%     2.9%

* - Percent represents effective income tax rate.

Revenues include sales from all stores operating during the periods, finance charge revenues, and lease department income. The decrease in revenues is due primarily to the decrease in net retail sales discussed above.




Recurring cost of sales was $2,216 million in the 2002 third quarter, down 4.4% from $2,319 million in the 2001 third quarter. For the first nine months of 2002, recurring cost of sales was $6,602 million, down 1.5% from $6,704 million in the same period last year. In addition, $3 million and $23 million of nonrecurring division combination markdowns were incurred in the third quarter and first nine months of 2002, respectively, to conform merchandise assortments and to synchronize pricing and promotional strategies.

As a percent of revenues, recurring cost of sales for the third quarter of 2002 increased 0.2%, principally due to a 1.3% increase in occupancy costs, offset by a 1.1% decrease in the cost of merchandise, plus the effect of the LIFO (last-in, first-out) cost method. For the first nine months of 2002, recurring cost of sales as a percent of revenues increased 0.5%, principally due to a 1.1% increase in occupancy costs, offset by a 0.6% decrease in the cost of merchandise, plus the effect of the LIFO cost method. Based upon current estimates, we do not expect a LIFO provision or credit in fiscal 2002, compared with a fiscal 2001 LIFO credit of $30 million. No LIFO provision was recorded in the third quarter or the first nine months of 2002, compared with a $4 million provision in the third quarter and a $20 million provision in the first nine months of 2001. A LIFO credit of $50 million ($.11 per share) was recorded in the fourth quarter of 2001; no LIFO charge or credit is anticipated in the fourth quarter of 2002.

Selling, general, and administrative expenses were $706 million in the 2002 third quarter, compared with $707 million in the 2001 third quarter, a 0.1% decrease. For the first nine months of 2002, selling, general, and administrative expenses were $2,093 million compared with $2,113 million in the same period last year, a 0.9% decrease.

Selling, general, and administrative expenses as a percent of revenues increased 1.0% for the third quarter of 2002 as compared with 2001. The increase was principally due to a 0.9% increase in payroll, a 0.5% increase in advertising and a 0.2% increase in insurance costs, offset by a 0.2% decrease in credit expense and a 0.3% decrease due to the elimination of goodwill amortization. Selling, general, and administrative expenses as a percent of revenues increased 0.3% for the first nine months of 2002 as compared with 2001. The increase was principally due to a 0.6% increase in payroll, a 0.2% increase in advertising and a 0.2% increase in insurance costs, offset by a 0.5% decrease in credit expense and a 0.3% decrease due to the elimination of goodwill amortization.

In August 2002, we combined our Kaufmann's division with our Filene's division, and our Meier & Frank division with our Robinsons-May division. Total nonrecurring pretax charges associated with the division combinations for 2002 were $108 million or $.22 per share, of which $9 million or $.02 per share were recognized in the third quarter. The third quarter charges consisted of $3 million as cost of sales and $6 million as other operating expenses.

We anticipate that the division combinations will save approximately $60 million pretax or $.13 per share annually. Net earnings excluding division combination costs for the third quarter of 2002 were $22 million or $.07 per share. Net earnings excluding division combination costs for the first nine months of 2002 were $223 million or $.72 per share.



Components of net interest expense were (millions):

                                     Third Quarter        First Nine Months
                                     2002     2001          2002      2001

Interest expense                     $102    $ 100          $290     $ 290
Interest income                         -       (1)           (7)       (6)
Capitalized interest                   (6)      (7)          (18)      (17)
  Net interest expense               $ 96    $  92          $265     $ 267


Interest expense principally relates to long-term debt. The increase in interest expense for the third quarter in 2002 is primarily due to early debt redemption costs of $10 million in 2002, compared to $5 million in 2001.

Short-term borrowings were (dollars in millions):

                                     Third Quarter        First Nine Months
                                      2002   2001           2002     2001

  Average balance outstanding         $287   $408           $149     $297
  Average interest rate on
    average balance                    1.8%   3.0%           1.8%     3.6%

The effective income tax rate for the third quarter and first nine months of 2002 was 37.0%, compared with 38.8% in the third quarter and first nine months of 2001. The rate reduction in 2002 is due to the favorable impact of eliminating goodwill amortization, corporate structure changes, and changes in tax regulations.

Operating results, excluding division combination costs, for the trailing twelve months were (millions, except per share):

                                                       Nov. 2,      Nov. 3,
                                                        2002         2001  (a)

  Revenues                                           $  13,961     $ 14,532
  Net earnings                                             654          790
  Diluted earnings per share                              2.08         2.44

  (a)- Includes 53 weeks.

Financial Condition

Cash Flows. Cash flows from operations were $544 million and $494 million in the first nine months of 2002 and 2001, respectively. The increase in current year cash flows is primarily due to changes in working capital accounts offset by lower earnings.

Liquidity, Available Credit, and Debt Ratings. We finance our activities primarily with cash flows from operations, borrowings under credit facilities and issuances of long-term debt. We can borrow up to $1.0 billion under our credit agreements. In addition, we have filed with the Securities and Exchange Commission a shelf registration statement that enables us to issue up to $525 million of debt securities.

Our bonds are rated A2 by Moody's Investors Service, Inc. and A by Standard & Poor's Corporation. Our commercial paper is rated P1 by Moody's and A1 by Standard & Poor's. Our senior unsecured bank credit agreement is rated A1 by Moody's.



Effective October 1, 2002, we redeemed all of our 8-3/8% debentures due in 2022. The redemption price for the $200 million debentures was $1,040.44 for each $1,000 in principal plus accrued interest. This debt redemption resulted in a $10 million charge or $.02 per share in the third quarter of 2002.

Financial Ratios. Key financial ratios for the periods indicated are as follows:

                                         Nov. 2,      Nov. 3,        Feb. 2,
                                          2002         2001           2002

Current Ratio                               1.6          1.7            1.9
Debt-Capitalization Ratio                    53%          55%            51%
Fixed Charge Coverage*                      3.1x         3.5x           3.5x

  * Fixed charge coverage, which is presented for the 52 weeks ended November 2, 2002, November 3, 2001, and February 2, 2002, is defined as earnings before division combination costs and gross interest expense, the expense portion of interest on the ESOP debt, rent expense and income taxes divided by gross interest expense, interest expense on the ESOP debt, and total rent expense.

Recent Sales Results and Other Developments

Sales for the four-week period ending November 30, 2002 were $1.30 billion, a 5.8% decrease from $1.37 billion in the similar period last year. Store-for-store sales decreased 7.9%. Sales for the first ten months of fiscal 2002 were $10.60 billion, a 2.1% decrease, compared with $10.82 billion during the first ten months of fiscal 2001. Store-for-store sales decreased 5.2%.

Effective February 2, 2003, we will begin expensing the fair value of employee stock options. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," we will adopt the fair value method prospectively. The expense associated with stock options is expected to be $.01 to $.02 per share in 2003, growing to approximately $.08 per share by 2006.

Impact of New Accounting Pronouncements

In the first quarter of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. Our assessment of potential goodwill impairments under SFAS No. 142 did not identify any impairment. In the third quarter of fiscal 2001, selling, general, and administrative expenses included $10 million of goodwill amortization expense, which decreased net earnings by $8 million. In the first nine months of fiscal 2001, selling, general, and administrative expenses included $29 million of goodwill amortization expense, which decreased net earnings by $25 million.

In fiscal 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The impact of adopting this statement was the reclassification of the 2001 extraordinary loss of $3 million (net of $2 million in taxes) to interest expense and income taxes, and the classification of early debt redemption costs of $10 million as interest expense in the current year related to the early redemption of our $200 million 8-3/8% debentures.


In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. Since our division combinations were initiated in May 2002, all related costs were recorded in accordance with prior rules.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer's statement of earnings. We do not expect
EITF Issue No. 02-16 to have a material impact on our consolidated financial position or operating results.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first nine months of fiscal 2002 and fiscal 2001, we did not enter into any derivative financial instruments.

Item 4 - Disclosure Controls and Procedures.

Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.



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

Date:  December 6, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 6, 2002                    /s/ Eugene S. Kahn
                                          Eugene S. Kahn
                                          Chairman of the Board and
                                          Chief Executive Officer



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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 6, 2002                    /s/ Thomas D. Fingleton
                                          Thomas D. Fingleton
                                          Executive Vice President and
                                          Chief Financial Officer




       In connection with the Quarterly Report of The May
Department Stores Company (the "Company") on Form 10-Q for the period ending November 2, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene
S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:

       1.  The Report fully complies with the requirements of
           section 13(a) or section 15(d) of the Securities
           Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   December 6, 2002



     /s/  Eugene S. Kahn                  /s/ Thomas D. Fingleton
     Eugene S. Kahn                       Thomas D. Fingleton
     Chairman of the Board and            Executive Vice President and
     Chief Executive Officer              Chief Financial Officer











                                                                                                 Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 2, 2002 AND FOR THE
                             THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001


(Dollars in millions)

                                           39 Weeks Ended                   Fiscal Year Ended
                                          Nov. 2,  Nov. 3,   Feb. 2,   Feb. 3,  Jan. 29,  Jan. 30, Jan. 31,
                                           2002     2001      2002      2001      2000      1999     1998
Earnings Available for Fixed Charges:
Pretax earnings from continuing
  operations                              $  246   $  444   $ 1,139   $ 1,402   $ 1,523    $1,395   $1,273
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)               310      311       411       406       346       344      368
Dividends on ESOP preference shares          (16)     (16)      (22)      (23)      (24)      (25)     (25)
Capitalized interest amortization              7        6         8         8         7         7        6
                                             547      745     1,536     1,793     1,852     1,721    1,622

Fixed Charges:
Gross interest expense (a)                $  301   $  304   $   401   $   395   $   340    $  339   $  359
Interest factor attributable to
  rent expense                                27       24        32        28        22        21       23
                                             328      328       433       423       362       360      382
atio of Earnings to Fixed Charges            1.7      2.3       3.5       4.2       5.1       4.8      4.2


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.
