Form 10-K
period 2003-02-01
MAY DEPARTMENT STORES CO
filed 2003-03-28
CIK 63416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended February 1, 2003
                                     OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                           Yes   X    No

Aggregate market value of the registrant's common stock held by non-affiliates as of March 14, 2003: $5,505,826,184

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 287,360,448 shares of common stock, $.50 par value, as of March 14, 2003.

Documents incorporated by reference:
1. Registrant's Proxy Statement for the 2003 Annual Meeting of Shareowners (to be filed with the commission under Rule 14A within 120 days after the end of registrant's fiscal year-end and, upon such filing, to be incorporated by reference into Part III).

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

Information required by this item is also included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

DEPARTMENT STORES

May operates six quality regional department store divisions nationwide under 11 long-standing and widely recognized trade names. Each department store division holds a leading market position in its region. At fiscal year-end 2002, May operated 443 department stores in 37 states and the District of Columbia. The department store divisions and the markets served are shown in the table below.

   Store Company                            Markets Served

Lord & Taylor              34 markets, including New York/New Jersey Metro;
                           Chicago; Boston Metro; Dallas/Fort Worth;
                           Philadelphia Metro; Washington, D.C., Metro;
                           Detroit; Houston; Atlanta; and St. Louis Metro

Filene's and               39 markets, including Boston Metro, Pittsburgh,
Kaufmann's                 Cleveland, Southern Connecticut, Providence Metro,
                           Hartford, Buffalo, Rochester, and Columbus

Robinsons-May and          15 markets, including Los Angeles/Orange County,
Meier & Frank              Riverside/San Bernardino, Phoenix, San Diego, Las
                           Vegas, Portland/Vancouver Metro and Salt Lake City

Hecht's and                19 markets, including Washington, D.C., Metro;
Strawbridge's              Philadelphia Metro (Strawbridge's); Baltimore;
                           Norfolk; Nashville; Richmond; Charlotte; Greensboro;
                           and Raleigh-Durham

Foley's 21 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and Oklahoma City

Famous-Barr, L.S.          24  markets, including St. Louis Metro, Kansas
Ayres and The              City  Metro (The  Jones   Store), and Indianapolis
Jones Store                (L.S. Ayres)

We plan to open 11 department stores in 2003 in the following cities:

Lord & Taylor                 Hecht's
Miami, FL                     Richmond, VA

Filene's                      Foley's
Brockton, MA                  Lake Charles, LA
                              Dallas, TX
Kaufmann's                    Houston, TX
Columbus, OH (2)
Pittsburgh, PA                Famous-Barr
                              Columbia, MO
Meier & Frank
Ogden, UT

BRIDAL GROUP

David's Bridal Inc. is the nation's largest retailer of bridal gowns and bridal-related merchandise and offers a variety of special occasion dresses and accessories. At fiscal year-end 2002, David's Bridal operated 180 stores in 44 states and Puerto Rico.

After Hours Formalwear Inc. is the largest tuxedo rental and sales retailer in the United States. At fiscal year-end 2002, After Hours operated 235 stores in 19 states.

Priscilla of Boston is one of the most highly recognized upscale bridal retailers in the United States. At fiscal year-end 2002, Priscilla of Boston operated 10 stores in nine states.

A.  Associates

May employs approximately 55,000 full-time and 61,000 part-time associates in 45 states, the District of Columbia, Puerto Rico and 10 offices overseas.

B.  Property Ownership

The following summarizes the property ownership of department stores and the Bridal Group at February 1, 2003:
                                                               % of Gross
                                   Number of                   Building
                                    Stores*                   Sq. Footage
                          Department                    Department
                            Stores      Bridal Group      Stores    Bridal Group

Entirely or mostly owned      260            2             62%             1%
Entirely or mostly leased     110          423             24             99
Owned on leased land           73            -             14              0
                              443          425            100%           100%

*   Includes two department stores subject to financing.

C.  Credit Sales

Sales at May's stores are made for cash or credit, including May's 30-day charge accounts and open-end credit plans for department store divisions, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended February 1, 2003, 36.9% of net sales were made through May's credit plans.

May National Bank of Arizona ("MBA") and May National Bank of Ohio ("MBO") are indirectly wholly-owned and consolidated subsidiaries of May. MBA and MBO extend credit to customers of May's six department store divisions. In 2002, we announced the planned merger of MBA into MBO in 2003. The merger is subject to Office of the Comptroller of the Currency approval.

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

E.  May Merchandising Company/May Department Stores International, Inc.

May Merchandising Company ("MMC"), an indirectly wholly-owned and consolidated subsidiary of May, identifies emerging fashion trends in both domestic brands and our exclusive proprietary brand merchandise. MMC works closely with our six department store divisions and our merchandise vendors to communicate emerging fashion trends, to develop meaningful merchandise assortments and negotiate the best overall terms for delivery of merchandise in a timely manner to our stores.

May Department Stores International, Inc. ("MDSI"), a wholly-owned and consolidated subsidiary of May, is primarily a design and sourcing company. MDSI owns all trade names and marks associated with proprietary brand merchandise and develops, designs, sources, imports, and distributes the proprietary brand merchandise bearing those trade names and marks for May. MDSI has approximately 40-50 private labels in use at the department store divisions and employs approximately 850 persons worldwide. In addition to its corporate office in St. Louis, MDSI operates offices in New York City and ten countries.

F.  Executive Officers of May

The names and ages (as of March 28, 2003) of all executive officers of May, and the positions and offices held with May by each such person are as follows:

     Name                  Age                 Positions and Offices
Eugene S. Kahn              53   Chairman of the Board and Chief Executive
                                   Officer
John L. Dunham              56   President
William P. McNamara         52   Vice Chairman
Thomas D. Fingleton         55   Executive Vice President and Chief Financial
                                   Officer
Jay A. Levitt               45   Chief Executive Officer and President, May
                                   Merchandising Company and May Department
                                   Stores International
R. Dean Wolfe               58   Executive Vice President
Alan E. Charlson            54   Senior Vice President and General Counsel
Martin M. Doerr             48   Senior Vice President
William D. Edkins           50   Senior Vice President
Lonny J. Jay                61   Senior Vice President
Jan R. Kniffen              54   Senior Vice President
Richard A. Brickson         55   Secretary and Senior Counsel
J. Per Brodin               41   Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer's successor shall have been elected and shall qualify. Messrs. Kahn, Dunham, and Wolfe are also directors of May. Ms. Judith
K. Hofer retired as an officer on July 31, 2002. At that time Mr. Levitt assumed the additional position of chief executive officer of May Merchandising Company and May Department Stores International.

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

- Mr. Levitt served as vice president and general merchandising manager of Robinsons-May from 1991 to 1999 when he was named president and chief executive officer. He became president of May Merchandising Company and May Department Stores International and an executive officer of May in July 2001. He assumed his current position in July 2002.

- Mr. Charlson served as senior counsel for May from 1988 to 1998 when he became senior vice president and chief counsel and an executive officer of May. He assumed his current position in January 2001.

- Mr. Brodin was associated with a public accounting firm from 1989 to 2002. He served as director of May's corporate accounting and reporting from March 2002 to June 2002 when he became vice president and an executive officer of May.

G.  Website Access to Reports

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website, www.maycompany.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 13 weeks ended February 1, 2003.

                               PART II

Item 5.  Market for May's Common Equity and Related Shareowner Matters

Common Stock Dividends and Market Prices information included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 6.  Selected Financial Data


FIVE-YEAR FINANCIAL SUMMARY
 (dollars in millions, except per
 share and operating statistics)                 2002       2001      2000     1999      1998

Operations
Net sales                                     $13,491    $13,883   $14,210  $13,562   $12,792
  Total percent increase (decrease)              (2.8)%     (2.3)%     4.8%     6.0%      6.0%
  Store-for-store percent increase (decrease)    (5.3)      (4.4)      0.0      2.7       3.4
Cost of sales                                   9,463(3)   9,632     9,798    9,255     8,786
Selling, general, and
  administrative expenses                       2,863(3)   2,758     2,665    2,497     2,333
Interest expense, net                             345        354       345      287       278
Earnings before income taxes                      820(3)   1,139     1,402    1,523     1,395
Provision for income taxes                        278        436       544      596       546

Net earnings (1)                                  542(3)     703       858      927       849
  Percent of net sales                            4.0%       5.1%      6.0%     6.8%      6.6%
LIFO credit                                   $     -    $   (30)  $   (29) $   (30)  $   (28)
                                              ________________________________________________
Per share
Basic earnings per share(1)                   $  1.82(3) $  2.31   $  2.74  $  2.73   $  2.43
Diluted earnings per share(1)                    1.76(3)    2.21      2.62     2.60      2.30
Dividends paid (2)                               0.95       0.94      0.93     0.89      0.85
Book value                                      14.00      13.37     12.93    12.53     11.46
Market price - high                             37.75      41.25     39.50    45.38     47.25
Market price - low                              20.08      27.00     19.19    29.19     33.17
Market price - year-end close                   20.50      36.07     37.30    31.25     40.25
                                              _______________________________________________
Financial statistics
Return on equity                                 16.1%(4)   18.2%     21.0%    24.1%     22.2%
Return on net assets                             12.9 (4)   15.5      19.5     20.7      19.8
                                              _______________________________________________
Operating statistics
Stores open at year-end:
  Department stores                               443        439       427      408       393
  Bridal Group (5)                                425        400       123        -         -
Gross retail square footage (in millions):
  Department stores                              76.5       75.3      72.0     69.1      66.7
  Bridal Group (5)                                2.2        1.9       1.3        -         -
Net sales per square foot (6)                 $   174    $   185   $   198  $   201   $   199
                                              _______________________________________________
Cash flows and financial position
Cash flows from operations                    $ 1,460    $ 1,644   $ 1,346  $ 1,530   $ 1,505
Depreciation and amortization                     557        559       511      469       439
Capital expenditures                              798        797       598      703       630
Dividends on common stock                         273        278       286      295       290
Working capital                                 2,056      2,397     3,056    2,700     2,928
Long-term debt and preference stock             4,300      4,689     4,833    3,875     4,152
Shareowners' equity                             4,035      3,841     3,855    4,077     3,836
Total assets                                   11,936     11,920    11,574   10,935    10,533
                                              _______________________________________________
Shares outstanding:
Average basic shares outstanding                288.2      296.0     306.4    332.2     342.6
Average diluted shares
  outstanding and equivalents                   307.9      317.6     327.7    355.6     367.4
                                              _______________________________________________

All years included 52 weeks, except 2000, which included 53 weeks. Amounts for all years conform to
2002 presentation.
(1) Represents net earnings and earnings per share from continuing operations.
(2) The annual dividend was increased to $0.96 per share effective with the March 15, 2003, dividend payment.
(3) Earnings include division combination costs of $114 million (pretax)or $0.26 per basic share and
    $0.24 per diluted share, which consisted of $23 million as cost of sales and $91 million as selling, general, and administrative expenses.
(4) Based on earnings before division combination costs.
(5) After Hours and Priscilla of Boston joined the company in 2001. David's Bridal joined the company in 2000.
(6) Net sales per square foot are calculated from net sales and average gross retail square footage.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations


OVERVIEW

In 2002, we opened 11 new department stores, which added 1.7 million square feet of retail space.

Lord & Taylor
Houston, TX             Memorial City Mall
Orlando, FL             The Florida Mall
St. Louis, MO           West County

Filene's
Leominster, MA          Searstown Mall

Kaufmann's
Cleveland, OH           University Square

Robinsons-May
Irvine, CA              Irvine Spectrum Center

Hecht's
Raleigh, NC             Triangle Town Center
Greensboro, NC          Wendover Place

Foley's
Beaumont, TX            Parkdale Mall
El Paso, TX             Cielo Vista Mall

The Jones Store
Kansas City, KS         Oak Park Mall

Three of the new department stores (Irvine, Leominster, and Greensboro) represent a new store format featuring a contemporary design, with flexible merchandise presentations. This format will enable us to open stores in innovative centers, including mixed-use "lifestyle" projects.

We also remodeled 2.7 million square feet of retail space in 32 department stores in 2002, including the expansion of 15 stores by 588,000 square feet. At fiscal year-end, we operated 443 department stores in 37 states and the District of Columbia.

In August 2002, we combined our Kaufmann's division with our Filene's division and our Meier & Frank division with our Robinsons-May division. In January 2003, we also announced the closing of our Arizona Credit Center and the realignment of our data centers. We incurred pretax charges of $114 million or $0.24 per share to complete these activities. These combinations are expected to result in annual pretax savings of approximately $65 million or $0.13 per share.

Our Bridal Group includes David's Bridal, the largest retailer of bridal-related apparel in the United States; After Hours Formalwear (After Hours), the largest tuxedo rental and sales retailer in the United States; and Priscilla of Boston, one of the most highly recognized, upscale bridal gown retailers in the country. In 2002, we opened 30 David's Bridal stores and one After Hours store totaling 310,000 square feet of retail space. At fiscal year-end, our Bridal Group operated 180 David's Bridal stores in 44 states and Puerto Rico, 235 After Hours stores in 19 states, and 10 Priscilla of Boston stores in nine states.

Our planned capital expenditures for 2003 are approximately $600 million. This plan includes opening 11 new department stores totaling 1.8 million square feet; remodeling or expanding 26 stores totaling 2.9 million square feet of retail space; and the Bridal Group's addition of 30 David's Bridal stores, 15 After Hours stores, and two Priscilla of Boston stores totaling 330,000 square feet of retail space.

REVIEW OF OPERATIONS

Net sales were $13.5 billion, a 2.8% decrease, compared with 2001 net sales of $13.9 billion. The decrease was primarily due to a $732 million decrease in store-for-store sales, offset by $395 million of new-store sales.

Earnings per share, excluding division combination costs, was $2.00 in 2002, compared with $2.21 in 2001 and $2.62 in 2000. Net earnings, excluding division combination costs, totaled $618 million in 2002, compared with $703 million in 2001 and $858 million in 2000. Return on net sales was 4.6% in 2002, compared with 5.1% in 2001 and 6.0% in 2000.

Results, including division combination costs, for the past three years and the related percent of net sales were:

(dollars in millions,
except per share)                 2002               2001                2000
                             $       %          $       %           $       %

Net sales              $13,491   100.0 %  $13,883   100.0 %   $14,210   100.0%
Cost of sales:
  Recurring              9,440    70.0      9,632    69.4       9,798    68.9
  Nonrecurring-division
    combination markdowns   23     0.2          -     0.0           -     0.0
Selling, general,
 and administrative      2,772    20.5      2,758    19.9       2,665    18.8
Division combination
 costs                      91     0.7          -     0.0           -     0.0
Interest expense, net      345     2.5        354     2.5         345     2.4

Earnings before
 income taxes              820     6.1      1,139     8.2       1,402     9.9
Provision for
 income taxes(1)           278    33.9        436    38.3         544    38.8

Net earnings           $   542     4.0 %  $   703     5.1 %   $   858     6.0%

Earnings per share     $  1.76            $  2.21             $  2.62

(1) Percent of net sales columns represent effective income tax rates.

Fiscal 2000 included 53 weeks. The additional week did not materially affect 2000 earnings.



Division Sales, Sales per Square Foot, and Retail Square Footage

                                                                   Net Sales
                                                                 in Millions
                                                                  of Dollars
Store Company: Headquarters                                 2002        2001

Lord & Taylor: New York City                             $ 1,897     $ 1,971
Filene's, Kaufmann's: Boston                               3,096       3,250
Robinsons-May, Meier & Frank: Los Angeles                  2,466       2,559
Hecht's, Strawbridge's: Washington, D.C.                   2,379       2,462
Foley's: Houston                                           1,995       2,107
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                              1,150       1,214

Total Department Stores                                  $12,983     $13,563

Bridal Group: Philadelphia(1)                                508         320

The May Department Stores Company                        $13,491     $13,883

                                                               Net Sales per
                                                                 Square Foot
Store Company: Headquarters                                 2002        2001

Lord & Taylor: New York City                             $   171     $   185
Filene's, Kaufmann's: Boston                                 190         202
Robinsons-May, Meier & Frank: Los Angeles                    181         194
Hecht's, Strawbridge's: Washington, D.C.                     171         181
Foley's: Houston                                             157         171
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                                144         157

Total Department Stores                                  $   172     $   184

Bridal Group: Philadelphia(1)                                244         216

The May Department Stores Company                        $   174     $   185

                                                                Gross Retail
                                                              Square Footage
                                                                in Thousands
Store Company: Headquarters                                 2002        2001

Lord & Taylor: New York City                              11,207      10,981
Filene's, Kaufmann's: Boston                              16,480      16,259
Robinsons-May, Meier & Frank: Los Angeles                 13,767      13,509
Hecht's, Strawbridge's: Washington, D.C                   14,134      13,993
Foley's: Houston                                          12,985      12,623
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                              7,887       7,920

Total Department Stores                                   76,460      75,285

Bridal Group: Philadelphia(1)                              2,235       1,930

The May Department Stores Company                         78,695      77,215




                                                          Number of Stores
Store Company: Headquarters               2002      New   Closed      2001

Lord & Taylor: New York City                85        3        2        84
Filene's, Kaufmann's: Boston                97        2        1        96
Robinsons-May, Meier & Frank: Los Angeles   72        1        -        71
Hecht's, Strawbridge's: Washington, D.C.    80        2        2        80
Foley's: Houston                            66        2        1        65
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis               43        1        1        43

Total Department Stores                    443       11        7       439

Bridal Group: Philadelphia(1)              425       31        6       400

The May Department Stores Company          868       42       13       839

(1) Results of After Hours and Priscilla of Boston included since their fourth quarter 2001 acquisition.

Net sales per square foot are calculated from net sales and average gross retail square footage.

Gross retail square footage and number of stores represent locations open at the end of the period presented.

Net Sales
Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both years beginning the first day a new store has prior-year sales, exclude sales of stores closed during both years, and are adjusted for the effects of years that have a 53rd week.

Net sales increases (decreases) for 2002 and 2001 were:

                                               2002                      2001
                                         Store-for-                Store-for-
Quarter                       Total           Store       Total         Store

First                           0.8 %          (2.4)%       3.4 %        (0.9)%
Second                         (2.3)           (5.0)        1.3          (2.7)
Third                          (4.6)           (7.3)       (3.7)         (5.8)
Fourth                         (4.4)           (6.0)       (7.0)         (6.8)

Year                           (2.8) %         (5.3) %     (2.3)%        (4.4)%

The total net sales decrease for 2002 was primarily due to a $732 million decrease in store-for-store sales, offset by $395 million of new-store sales. The total net sales decrease for 2001 was due to a $761 million decrease in store-for-store sales and $140 million of sales in the 53rd week of 2000, offset by $499 million of new-store sales, which included David's Bridal.


Cost of Sales
Cost of sales includes the cost of merchandise, inbound freight, distribution expenses, and buying and occupancy costs. Cost of sales and the related percent of net sales were:

                                   2002               2001               2000
(dollars in millions)        $        %         $        %         $        %

Recurring cost of sales $9,440     70.0%   $9,632     69.4%   $9,798     68.9%
LIFO credit                  -      0.0        30      0.2        29      0.2
Recurring cost of sales
  before LIFO credit    $9,440     70.0%   $9,662     69.6%   $9,827     69.1%

Nonrecurring cost of
  sales                 $   23      0.2%    $   -      0.0%   $    -      0.0%

Recurring cost of sales as a percent of net sales increased 0.6% in 2002 because of a 0.9% increase in occupancy costs and a 0.2% increase for the effect of the LIFO cost method, offset by a 0.6% decrease in the cost of merchandise. We did not have a LIFO provision or credit in fiscal 2002, compared with a fiscal 2001 LIFO credit of $30 million ($0.06 per share). In addition, division combination markdowns of $23 million were incurred in 2002 to conform merchandise assortments and synchronize pricing and promotional strategies.

Cost of sales as a percent of net sales increased by 0.5% in 2001 compared with 2000 because of an 0.8% increase related to buying and occupancy costs growing as net sales declined, partially offset by a 0.1% increase in the merchandise gross margin rate due to lower markdowns and a 0.2% decrease because of the addition of David's Bridal.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses and the related percent of net sales were:

                                   2002               2001               2000
(dollars in millions)        $        %         $        %         $        %

Selling, general, and
 administrative         $2,772     20.5%   $2,758     19.9%   $2,665     18.8%

As a percent of net sales, selling, general, and administrative expenses increased from 19.9% in 2001 to 20.5% in 2002 because of a 0.5% increase in payroll and a 0.2% increase in advertising, offset by a 0.2% decrease from the elimination of goodwill amortization.

As a percent of net sales, selling, general, and administrative expenses for 2001 increased by 1.1% compared with 2000 primarily because of a 0.4% increase in department store payroll, a 0.3% increase in employee benefit expenses, and a 0.3% increase from the addition of David's Bridal.

Selling, general, and administrative expenses included advertising and sales promotion costs of $669 million, $652 million, and $632 million in 2002, 2001, and 2000, respectively. As a percent of net sales, advertising and sales promotion costs were 4.9% in 2002, 4.7% in 2001, and 4.5% in 2000.

Finance charge revenues are included as a reduction of selling, general, and administrative expenses for all periods presented. Finance charge revenues were $261 million in 2002, $292 in 2001, and $301 in 2000. In prior years, these amounts were included as a component of revenues.

Division Combinations
In August 2002, we combined our Kaufmann's division with our Filene's division and our Meier & Frank division with our Robinsons-May division. In 2002, we also announced the closure of the Arizona Credit Center and the realignment of our data centers. Pretax charges associated with these activities were $114 million or $0.24 per share, which consisted of $23 million as cost of sales and $91 million as other operating expenses. We anticipate that these combinations will save approximately $65 million (pretax) annually.

Remaining severance payments of $17 million related to the division combinations are expected to be paid in 2003 and 2004.

Interest Expense
Interest expense components were:

(dollars in millions)                     2002          2001          2000

Interest expense                          $378          $383          $373
Interest income                            (10)           (7)          (11)
Capitalized interest                       (23)          (22)          (17)

Interest expense, net                     $345          $354          $345

Percent of net sales                       2.5%          2.5%          2.4%

The decrease in interest expense in 2002 was primarily due to lower interest on both long-term and short-term debt, offset by a $5 million increase in early debt redemption costs.

Income Taxes
The effective income tax rate for 2002 was 33.9%, compared with 38.3% in 2001 and 38.8% in 2000. The rate reduction in 2002 is due to the favorable impact of eliminating goodwill amortization, corporate structure changes, changes in tax regulations, and a 3.0% benefit for the recent resolution of various matters.

Impact of Inflation
Inflation did not have a material impact on our 2002 net sales and earnings.
We value inventory principally on a LIFO basis, and as a result the current cost of merchandise is reflected in current operating results.

REVIEW OF FINANCIAL CONDITION

Return on Equity
Return on equity is our principal measure for evaluating our performance for shareowners and our ability to invest shareowners' funds profitably. Excluding division combination costs, return on beginning equity was 16.1% in 2002, compared with 18.2% in 2001 and 21.0% in 2000. Including division combination costs, return on beginning equity was 14.1% in 2002.

Return on Net Assets
Return on net assets measures performance independent of capital structure. Return on net assets is pretax earnings before net interest expense and the interest component of operating leases, divided by beginning-of-year net assets (including present value of operating leases). Excluding division combination costs, return on net assets was 12.9% in 2002, compared with 15.5% in 2001 and 19.5% in 2000. Including division combination costs, return on net assets was 11.8% in 2002.

Cash Flows
Cash flows from operations was $1.5 billion in 2002. This compares with $1.6 billion in 2001 and $1.3 billion in 2000. The decrease in cash flows from operations in 2002 related primarily to the decrease in 2002 earnings.

Sources (uses) of cash flows were:

(dollars in millions)                                   2002     2001    2000

Net earnings                                         $   542  $   703  $  858
Depreciation and amortization                            557      559     511
Working capital (increases) decreases                    335      339     (71)
Other operating activities                                26       43      48

Cash flows from operations                             1,460    1,644   1,346

Net capital expenditures                                (790)    (756)   (550)
Business combinations                                      -     (425)   (420)

Cash flows used for investing activities                (790)  (1,181)   (970)

Net long-term debt issuances (repayments)               (434)      72     835
Net short-term debt issuances                             72       78       -
Net purchases of common stock                            (14)    (420)   (792)
Dividend payments                                       (291)    (297)   (304)

Cash flows used for financing activities                (667)    (567)   (261)

Increase (decrease) in cash and cash equivalents     $     3  $  (104) $  115

See "Consolidated Statements of Cash Flows" on page 22.

Capital Expenditures
In 2002, capital expenditures were primarily made for new stores, remodels, and expansions. Our strong financial condition enables us to make capital expenditures to enhance growth and improve operations. The operating measures we emphasize when we invest in new stores and remodel or expand existing stores include return on net assets, internal rate of return, and net sales per square foot.

The 2001 capital expenditures include the purchase of 15 former Wards and Bradlees stores. These stores are operating as new store or expansions to existing stores.

Business Combinations
In the fourth quarter of 2001, we acquired After Hours and Priscilla of Boston for an aggregate cost of $121 million. In March 2001, we purchased nine department stores in the Tennessee and Louisiana markets from Saks Incorporated for approximately $304 million. In August 2000, David's Bridal joined May. The cost of this transaction was approximately $420 million. These business combinations were accounted for as purchases.

Liquidity, Available Credit, and Debt Ratings
We finance our activities primarily with cash flows from operations, borrowings under credit facilities, and issuances of long-term debt. We have $1.0 billion of credit under unsecured revolving facilities consisting of a $700 million multi-year credit agreement expiring July 31, 2006, and a $300 million 364-day credit agreement expiring July 29, 2003. These credit agreements support our commercial paper borrowings. As of February 1, 2003, there was $150 million of commercial paper outstanding. Financial covenants under the credit agreements include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. We also maintain a $30 million credit facility with a group of minority-owned banks. In addition, we have filed a shelf registration statement with the Securities and Exchange Commission that enables us to issue up to $525 million of debt securities.

Annual maturities of long-term debt, including sinking fund requirements, are $139 million, $239 million, $154 million, $131 million, and $260 million for 2003 through 2007. Interest payments on long-term debt are typically paid on a semi-annual basis.

As of March 14, 2003, our bonds are rated A2 by Moody's Investors Service, Inc. and A by Standard & Poor's Corporation. Our commercial paper is rated P1 by Moody's and A1 by Standard & Poor's. Our senior unsecured bank credit agreement is rated A1 by Moody's.

Off-balance-sheet Financing
We do not sell or securitize customer accounts receivable. We have not entered into off-balance-sheet financing or other arrangements with any special-purpose entity. Our existing operating leases do not contain any significant termination payments if lease options are not exercised. The present value of operating leases (minimum rents) was $534 million as of February 1, 2003.

Financial Ratios
Our debt-to-capitalization and fixed-charge coverage ratios are consistent with our capital structure objective. Our capital structure provides us with substantial financial and operational flexibility.

The debt-to-capitalization ratios were 48%, 51%, and 50% for 2002, 2001, and 2000, respectively. For purposes of the debt-to-capitalization ratio, we define total debt as short-term and long-term debt (including the Employee Stock Ownership Plan [ESOP] debt reduced by unearned compensation) and the capitalized value of all leases, including operating leases. We define capitalization as total debt, noncurrent deferred taxes, ESOP preference shares, and shareowners' equity. See "Profit Sharing" on page 27 for discussion of the ESOP.

The fixed-charge coverage ratios were 2.8x in 2002, 3.5x in 2001, and 4.2x in 2000. The ratio decline in 2002 was due to lower operating earnings, compared with 2001, and division combination costs. The ratio excluding division combination costs was 3.1x in 2002. The ratio declined in 2001 because of lower operating earnings and higher interest expense, compared with 2000.

Employee Stock Options
Effective February 2, 2003, we began expensing the fair value of employee stock options. We adopted the fair value method prospectively. The expense associated with stock options is expected to be $0.01 per share in 2003, growing to approximately $0.07 per share by 2006.

Common Stock Dividends and Market Prices
Our dividend policy is based on earnings growth and capital investment requirements. We increased the annual dividend by $0.01 to $0.96 per share effective with the March 2003 dividend. This is our 28th consecutive annual dividend increase. We have paid consecutive quarterly dividends since 1911.

The quarterly price ranges of the common stock and dividends per share in 2002 and 2001 were:

                                     2002                                2001
               Market Price                        Market Price
                                Dividends                           Dividends
Quarter      High       Low     per Share        High       Low     per Share

First      $37.75    $33.04       $0.2375      $41.25    $33.85       $0.2350
Second      37.08     25.74        0.2375       37.29     30.61        0.2350
Third       30.50     20.10        0.2375       34.90     27.00        0.2350
Fourth      26.10     20.08        0.2375       38.86     33.17        0.2350

Year       $37.75    $20.08       $0.9500      $41.25    $27.00       $0.9400

The approximate number of common shareowners as of March 1, 2003, was 40,000.

Critical Accounting Policies
In 2002, approximately 37% of our net sales were made under our department store credit programs, which resulted in customer accounts receivable balances of approximately $1.8 billion at February 1, 2003. We have significant experience in managing our credit programs. Our allowance for doubtful accounts is based upon a number of factors including account write-off experience, account aging, and year-end balances. We do not expect actual results to vary significantly from our estimate.

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

We self-insure a portion of the exposure for costs related to workers' compensation and general liability. Expenses are recorded based on actuarial estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation, and other actuarial assumptions. Although we do not expect the amount we will ultimately pay to differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and our assumptions.

We use various assumptions and estimates to measure the expense and funded status of our pension plans. Those assumptions and estimates include discount rates, rates of return on plan assets, rates of future compensation increases, employee turnover rates, and anticipated mortality rates. The use of different assumptions and estimates in our pension plans could result in a significantly different funded status and plan expense. Based on current estimates and assumptions, we believe our 2003 pension expense will be approximately $105 million.

Impact of New Accounting Pronouncements
In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. Our transitional assessment of potential goodwill impairments under SFAS No. 142 did not identify any impairment. Goodwill amortization incurred in 2001 was $42 million or $0.11 per share and $33 million or $0.09 per share in 2000. Net earnings excluding goodwill amortization was $740 million or $2.32 per share in 2001 and $888 million or $2.71 per share in 2000.

In 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other nonsubstantive technical corrections to existing pronouncements. The impact of adopting SFAS No. 145 was the reclassification of the 2001 extraordinary loss of $3 million (net of $2 million in taxes) to interest expense and income taxes, and the classification of early debt redemption costs of $10 million as interest expense in the current year.

In 2002, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The combination of our Kaufmann's division with our Filene's division and our Meier & Frank division with our Robinsons-May division was initiated in May 2002 and recorded in accordance with the rules effective at that time. The closure of the Arizona Credit Center and the data center realignment were recorded in accordance with SFAS No. 146.

In 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue
No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer's statement of earnings. We do not expect EITF Issue No. 02-16 to have a material impact on our consolidated financial position or operating results.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international buying offices located outside the United States are generally paid in local currency and are not material. During fiscal 2002, 2001, and 2000, we did not enter into any derivative financial instruments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Quantitative and Qualitative Disclosures About Market Risk in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of The May Department Stores Company


We have audited the accompanying consolidated balance sheet of The May Department Stores Company and subsidiaries (the "Company") as of
February 1, 2003, and the related consolidated statement of earnings, shareowners' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule, as of and for the year ended
February 1, 2003, listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company as of February 2, 2002 and for the years ended February 2, 2002 and February 3, 2001 (fiscal 2001 and 2000, respectively), before the inclusion of the transitional disclosures and reclassifications discussed in the notes to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such fiscal 2001 and 2000 financial statement schedules, when considered in relation to the fiscal 2001 and 2000 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein, in their reports dated February 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the Company's fiscal 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. As described in the notes, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142 and to reflect the adoption of SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Our audit procedures with respect to the disclosures in the notes with respect to 2001 and 2000 included (1) comparing the previously reported net earnings to the previously issued consolidated financial statements and the adjustments to reported net earnings representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net earnings to reported net earnings, and the related earnings-per-share amounts. Our audit procedures with respect to the 2001 reclassifications described in the notes, that were applied to conform the 2001 consolidated financial statements to the presentation required by SFAS No. 145, included (1) comparing the amount shown as extraordinary loss, net of tax in the Company's consolidated statement of earnings to the Company's underlying accounting analysis obtained from management, (2) comparing the amounts comprising the loss on extinguishment of debt and the related tax benefit to the Company's underlying accounting records obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, the disclosures for 2001 and 2000 related to SFAS No. 142 in the notes are appropriate and the reclassifications for 2001 have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


/s/Deloitte & Touche LLP
St. Louis, Missouri
February 12, 2003


The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the company's annual report on Form 10-K for the year ended February 2, 2002. This opinion has not been reissued by Arthur Andersen LLP. In fiscal 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." As discussed in the notes to the consolidated financial statements, the company has presented the transitional disclosures for fiscal 2001 and 2000 required by SFAS No. 142 and adjusted the 2001 consolidated financial statements as a result of adoption of SFAS No. 145. The Arthur Andersen LLP report does not extend to these transitional disclosures or adjustments. These disclosures and adjustments are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareowners of The May Department Stores Company

We have audited the accompanying consolidated balance sheets of The May Department Stores Company (a Delaware corporation) and subsidiaries as of February 2, 2002, and February 3, 2001, and the related consolidated statement of earnings, shareowners' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



/s/Arthur Andersen LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 13, 2002










CONSOLIDATED STATEMENTS OF EARNINGS



(dollars in millions, except per share)             2002       2001       2000


Net sales                                        $13,491    $13,883    $14,210
Cost of sales:
   Recurring                                       9,440      9,632      9,798
   Nonrecurring-division combination markdowns        23          -          -
Selling, general, and administrative expenses      2,772      2,758      2,665
Division combination costs                            91          -          -
Interest expense, net                                345        354        345

Earnings before income taxes                         820      1,139      1,402
Provision for income taxes                           278        436        544

Net earnings                                     $   542    $   703    $   858


Basic earnings per share                         $  1.82    $  2.31    $  2.74

Diluted earnings per share                       $  1.76    $  2.21    $  2.62




See Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS

                                                             February 1,    February 2,
(dollars in millions, except per share)                            2003           2002
Assets
Current assets:
  Cash                                                         $     21      $     20
  Cash equivalents                                                   34            32
  Accounts receivable, net of allowance for
    doubtful accounts of $114 and $90                             1,741         1,938
  Merchandise inventories                                         2,857         2,875
  Other current assets                                               69            60
Total current assets                                              4,722         4,925

Property and equipment:
  Land                                                              361           339
  Buildings and improvements                                      4,753         4,536
  Furniture, fixtures, equipment, and other                       4,034         4,062
  Property under capital leases                                      57            59
  Total property and equipment                                    9,205         8,996
  Accumulated depreciation                                       (3,739)       (3,732)
Property and equipment, net                                       5,466         5,264

Goodwill                                                          1,441         1,433
Intangible assets, net of accumulated
  amortization of $19 and $8                                        176           179
Other assets                                                        131           119

Total assets                                                   $ 11,936      $ 11,920

Liabilities and shareowners' equity
Current liabilities:
  Short-term debt                                              $    150      $     78
  Current maturities of long-term debt                              139           255
  Accounts payable                                                1,099         1,023
  Accrued expenses                                                1,014           900
  Income taxes payable                                              264           272
Total current liabilities                                         2,666         2,528

Long-term debt                                                    4,035         4,403
Deferred income taxes                                               710           696
Other liabilities                                                   377           370

ESOP preference shares                                              265           286
Unearned compensation                                              (152)         (204)

Shareowners' equity:
  Common stock                                                      144           144
  Additional paid-in capital                                          9             -
  Retained earnings                                               3,957         3,709
  Accumulated other comprehensive loss                              (75)          (12)
Total shareowners' equity                                         4,035         3,841

Total liabilities and shareowners' equity                      $ 11,936      $ 11,920

Common stock has a par value of $0.50 per share; 1 billion shares are authorized. At
February 1, 2003, 320.5 million shares were issued, with 288.3 million shares outstanding and 32.2 million shares held in treasury. At February 2, 2002, 470.5 million shares were issued, with 287.2 million shares outstanding and 183.3 million shares held in treasury.

ESOP preference shares have a par value of $0.50 per share and a stated value of $507 per share; 800,000 shares are authorized. At February 1, 2003, 522,587 shares (convertible into
17.7 million shares of common stock) were issued and outstanding. At February 2, 2002,
564,047 shares (convertible into 19.1 million shares of common stock) were issued and outstanding.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)                                    2002    2001     2000

Operating activities
Net earnings                                          $   542 $   703   $  858
Adjustments for noncash items included in earnings:
  Depreciation and other amortization                     546     511      476
  Goodwill and other intangible amortization               11      48       35
  Deferred income taxes                                    34      63       59
Working capital changes:
  Accounts receivable, net                                196     180       97
  Merchandise inventories                                  (6)    103      (77)
  Other current assets                                     19      34       (9)
  Accounts payable                                         77      51      (77)
  Accrued expenses                                        (57)    (10)     (70)
  Income taxes payable                                     (8)    (19)      65
Division combination costs                                114       -        -
Other assets and liabilities, net                          (8)    (20)     (11)

Cash flows from operations                              1,460   1,644    1,346

Investing activities
Capital expenditures                                     (798)   (797)    (598)
Proceeds from dispositions of property and equipment        8      41       48
Business combinations                                       -    (425)    (420)

Cash flows used for investing activities                 (790) (1,181)    (970)

Financing activities
Issuances of long-term debt                                 -     250    1,076
Repayments of long-term debt                             (434)   (178)    (241)
Net issuances of short-term debt                           72      78        -
Purchases of common stock                                 (45)   (474)    (828)
Issuances of common stock                                  31      54       36
Dividend payments                                        (291)   (297)    (304)

Cash flows used for financing activities                 (667)   (567)    (261)

Increase (decrease) in cash and cash equivalents            3    (104)     115
Cash and cash equivalents, beginning of year               52     156       41

Cash and cash equivalents, end of year                $    55 $    52   $  156

Cash paid during the year:
  Interest expense                                    $   369 $    344  $  376
  Income taxes                                            225      369     414


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                             Accumulated
                                                    Additional                     Other        Total
(dollars in millions,      Outstanding Common Stock    Paid-in   Retained  Comprehensive  Shareowners'
shares in thousands)                Shares        $    Capital   Earnings           Loss       Equity

Balance at January 29, 2000        325,465     $163       $  -     $3,914           $  -       $4,077

Net earnings                             -        -          -        858              -          858
Dividends paid:
  Common stock ($0.93 per share)         -        -          -       (286)             -         (286)
  ESOP preference shares,
    net of tax benefit                   -        -          -        (18)             -          (18)
Common stock issued                  2,350        1         51          -              -           52
Common stock purchased             (29,645)     (15)       (51)      (762)             -         (828)

Balance at February 3, 2001        298,170      149          -      3,706              -        3,855

Net earnings                             -        -          -        703              -          703
Minimum pension liability, net           -        -          -          -            (12)         (12)
Comprehensive earnings                                                                            691
Dividends paid:
  Common stock ($0.94 per share)         -        -          -       (278)             -         (278)
  ESOP preference shares,
    net of tax benefit                   -        -          -        (19)             -          (19)
Common stock issued                  3,038        2         64          -              -           66
Common stock purchased             (14,035)      (7)       (64)      (403)             -         (474)

Balance at February 2, 2002        287,173      144          -      3,709            (12)       3,841

Net earnings                             -        -          -        542              -          542
Minimum pension liability, net           -        -          -          -            (63)         (63)
Comprehensive earnings                                                                            479
Dividends paid:
  Common stock ($0.95 per share)         -        -          -       (273)             -         (273)
  ESOP preference shares,
    net of tax benefit                   -        -          -        (18)             -          (18)
Common stock issued                  2,723        1         51          -              -           52
Common stock purchased              (1,645)      (1)       (42)        (3)             -          (46)

Balance at February 1, 2003        288,251     $144       $  9     $3,957          $ (75)      $4,035

                                                                                       Treasury Shares
(shares in thousands)                                             2002           2001             2000

Balance, beginning of year                                     183,282        172,285          144,990
Common stock issued:
   Exercise of stock options                                      (935)        (1,588)            (569)
   Deferred compensation plan                                     (151)          (231)            (221)
   Restricted stock grants, net of forfeitures                    (236)          (337)            (158)
   Conversion of ESOP preference shares                         (1,401)          (876)          (1,089)
   Contribution to profit sharing plan                               -             (6)            (313)
                                                                (2,723)        (3,038)          (2,350)

Common stock purchased                                           1,645         14,035           29,645
Common stock retired                                          (150,000)             -                -

Balance, end of year                                            32,204        183,282          172,285

Outstanding common stock excludes shares held in treasury.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
The company's fiscal year ends on the Saturday closest to January 31. Fiscal years 2002, 2001, and 2000 ended on February 1, 2003, February 2, 2002, and February 3, 2001, respectively. Fiscal years 2002 and 2001 included 52 weeks. Fiscal year 2000 included 53 weeks. The additional week did not materially affect 2000 earnings. References to years in this annual report relate to fiscal years or year-ends rather than calendar years.

Basis of Reporting
The consolidated financial statements include the accounts of The May Department Stores Company, a Delaware corporation, and all subsidiaries (May or the company). All intercompany transactions are eliminated. The company operates as one reportable segment. The company's 443 quality department stores are operated by six regional department store divisions across the United States under 11 long-standing and widely recognized trade names. The company aggregates its six department store divisions into a single reportable segment because they have similar economic and operating characteristics. In addition, the Bridal Group operates 180 David's Bridal stores, 235 After Hours Formalwear (After Hours) stores, and 10 Priscilla of Boston stores.

Use of Estimates
Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Net Sales
Net sales include merchandise sales and lease department income. Merchandise sales are recognized at the time the sale is made to the customer, are net of estimated returns and promotional coupons, and exclude sales tax. Lease department income is recognized based on a percentage of lease department sales, net of estimated returns.

Cost of Sales
Cost of sales includes the cost of merchandise, inbound freight, distribution expenses, and buying and occupancy costs.

Vendor Allowances
The company has arrangements with some vendors in which it receives cash or allowances when merchandise does not achieve anticipated rates of sale. The amounts recorded for these arrangements are recognized as reductions of cost of sales.

Preopening Expenses
Preopening expenses of new stores are expensed as incurred.

Advertising Costs
Advertising and sales promotion costs are expensed at the time the advertising occurs. These costs are net of cooperative advertising reimbursements and are included in selling, general, and administrative expenses. Advertising and sales promotion costs were $669 million, $652 million, and $632 million in 2002, 2001, and 2000, respectively.

Finance Charge Revenues
Finance charge revenues are recognized in accordance with the contractual provisions of customer agreements and are included as a reduction of selling, general, and administrative expenses for all periods presented. Finance charge revenues were $261 million, $292 million, and $301 million in 2002, 2001, and 2000, respectively. In prior years, these amounts were included as a component of revenues.

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

Effective February 2, 2003, the company began expensing the fair value of employee stock options. The company adopted the fair value method prospectively. The expense associated with stock options is expected to be $0.01 per share in 2003.

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

Property and Equipment
Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Properties under capital leases and leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Software development costs are capitalized and amortized over the expected useful life. Capitalized interest was $23 million, $22 million, and $17 million in 2002, 2001, and 2000, respectively. The estimated useful life for each major class of long-lived asset is as follows:

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

Goodwill and Other Intangibles
Goodwill represents the excess of cost over the fair value of net tangible and separately recognized intangible assets acquired at the dates of acquisition. The company completes its annual goodwill impairment test in the fourth quarter. The 2002 test identified no impairment. Other intangibles include trade names and customer lists and are amortized using the straight-line method over a period of three to 40 years.

Impairment of Long-lived Assets
Long-lived assets and certain identifiable intangibles are reviewed when events or circumstances indicate that the net book value may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if a write-down to fair value is required. Impairment losses resulting from these reviews have not been significant. However, if store-for-store sales declines and general negative economic trends continue, future impairment losses may be significant.

Financial Derivatives
The company did not enter into any derivative financial instruments in 2002, 2001, or 2000.

Impact of New Accounting Pronouncements
In the first quarter of 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. The company's transitional assessment of potential goodwill impairments under SFAS No. 142 did not identify any impairment. The following table illustrates the impact of goodwill amortization on the results of 2001 and 2000.


(millions, except per share)                         2002       2001       2000

Reported net earnings                              $  542     $  703     $  858
Add back: Goodwill amortization, net of tax             -         37         30
Adjusted net earnings                              $  542     $  740     $  888

Basic earnings per share:
   Reported net earnings                           $ 1.82     $ 2.31     $ 2.74
   Add back: Goodwill amortization, net of tax          -       0.12       0.10
   Adjusted basic earnings per share               $ 1.82     $ 2.43     $ 2.84

Diluted earnings per share:
   Reported net earnings                           $ 1.76     $ 2.21     $ 2.62
   Add back: Goodwill amortization, net of tax          -       0.11       0.09
   Adjusted diluted earnings per share             $ 1.76     $ 2.32     $ 2.71

In 2002, the company adopted SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other nonsubstantive technical corrections to existing pronouncements. The impact of adopting SFAS No. 145 was the reclassification of the 2001 extraordinary losses of $3 million (net of $2 million in taxes) to interest expense and income taxes, and the classification of early debt redemption costs of $10 million as interest expense in the current year.

In 2002, the company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The combination of Kaufmann's with Filene's and Meier & Frank with Robinsons-May was initiated in May 2002 and recorded in accordance with the rules effective at that time. The closure of the Arizona Credit Center and the data center realignment were recorded in accordance with SFAS No. 146.

In 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue
No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer's statement of earnings. The company does not expect EITF Issue No. 02-16 to have a material impact on its consolidated financial position or operating results.

Reclassifications
Certain prior-year amounts have been reclassified to conform with the current-year presentation.

DIVISION COMBINATIONS

In August 2002, the company combined its Kaufmann's division with its Filene's division and its Meier & Frank division with its Robinsons-May division. In January 2003, the company also announced the closures of the Arizona Credit Center and the realignment of its data centers. Pretax charges associated with these activities were $114 million, which consisted of $23 million as cost of sales and $91 million as other operating expenses. The $114 million charge includes a $6 million reduction of charges recorded during the first three quarters of 2002 because of changes in estimates of those amounts.

The significant components of the division combination costs and status of the related liability are summarized below:

(dollars in millions)                                            Balance at
                               Estimate               Non-cash      Feb. 1,
                     Charges   Revision   Payments        Uses         2003

Severance and           $ 65        $(6)     $ (42)       $  -         $ 17
  relocation benefits
Inventory alignment       23          -          -         (23)           -
Central office closure    15          -         (4)        (11)           -
Other                     17          -        (10)          -            7

  Total                 $120        $(6)   $   (56)       $(34)        $ 24

Severance and relocation benefits include severance for approximately 2,000 associates and the costs to relocate certain employees. Inventory alignment includes the markdowns incurred to conform merchandise assortments and to synchronize pricing and promotional strategies. Central office closure primarily includes accelerated depreciation of fixed assets in the closed central offices. Remaining severance costs will be paid by the end of fiscal 2004.

PROFIT SHARING

The company has a qualified profit sharing plan that covers most associates who work 1,000 hours or more in a year and have attained age 21. The plan is a defined-contribution program that provides for discretionary matching allocations at a variable matching rate generally based upon changes in the company's annual earnings per share, as defined in the plan. The plan's matching allocation value totaled $28 million for 2002, an effective match rate of 46%. The matching allocation values were $33 million in 2001 and $52 million in 2000.

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

The $152 million outstanding portion of the guaranteed ESOP debt is reflected on the consolidated balance sheet as long-term debt because the company will fund the required debt service through 2004. The company's contributions to the ESOP and the dividends on the ESOP preference shares are used to repay the loan principal and interest. Interest expense associated with the ESOP debt was $14 million in 2002, $18 million in 2001, and $22 million in 2000. ESOP preference shares' dividends were $20 million in 2002, $22 million in 2001, and $23 million in 2000.

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

The company's profit sharing expense was $40 million in 2002, $47 million in 2001, and $41 million in 2000.

At February 1, 2003, the plan beneficially owned 13.3 million shares of the company's common stock and 100% of the company's ESOP preference shares, representing 10.1% of the company's common stock.

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

The components of net periodic benefit costs and actuarial assumptions for the benefit plans were:

(dollars in millions)                           2002        2001        2000

Components of pension expense (all plans)
Service cost                                      $43         $39         $34
Interest cost                                      55          53          51
Expected return on assets                         (38)        (42)        (48)
Net amortization(1)                                12          12           4

Total                                             $72         $62         $41

(1) Prior service cost and actuarial (gain) loss are amortized over the remaining service period.

(as of January 1)                                2003        2002        2001
Actuarial assumptions
Discount rate                                    6.75%       7.25%       7.50%
Expected return on plan assets                   7.00        7.50        7.75
Salary increase                                  4.00        4.00        4.25

The accumulated benefit obligations (ABO), change in projected benefit obligations (PBO), change in net plan assets, and funded status of the benefit plans were:

                                        Qualified Plan     Nonqualified Plans
(dollars in millions)                     2002    2001      2002         2001
Change in PBO(1)
PBO at beginning of year                 $ 638    $592     $ 170        $ 147
Service cost                                39      35         4            4
Interest cost                               44      42        11           11
Actuarial loss(2)                           53      23         -           15
Plan amendments                             15       2        (1)           1
Benefits paid                              (62)    (56)       (9)          (8)

PBO at end of year                       $ 727    $638     $ 175        $ 170

ABO at end of year(3)                    $ 641    $570     $ 152        $ 147

                                        Qualified Plan     Nonqualified Plans
(dollars in millions)                     2002    2001      2002         2001
Change in net plan assets
Fair value of net plan assets at
  beginning of year                      $ 549    $578     $   -        $   -
Actual return on plan assets               (47)    (16)        -            -
Employer contribution                       54      43         -            -
Benefits paid                              (62)    (56)        -            -

Fair value of net plan assets at
  end of year                            $ 494    $549     $   -        $   -

Funded status (PBO less plan assets)     $(233)   $(89)    $(175)       $(170)
Unrecognized net actuarial loss            192      54        40           41
Unrecognized prior service cost             60      54        11           14

Net prepaid (accrued) benefit cost       $  19    $ 19     $(124)       $(115)

Plan assets (less than) ABO              $(147)   $(21)    $(152)       $(147)

Amounts recognized in the balance sheets(4)
Accrued benefit liability                $(147)   $(21)    $(152)       $(147)
Intangible asset                            60      40        11           13
Accumulated other comprehensive loss       106       -        17           19

Net amount recognized                    $  19    $ 19     $(124)       $(115)

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

The company also provides postretirement life and/or health benefits for certain associates. As of February 1, 2003, the company's estimated PBO (at a discount rate of 6.75%) for postretirement benefits was $62 million, of which $49 million was accrued in other liabilities. As of February 2, 2002, the company's estimated PBO (at a discount rate of 7.25%) for postretirement benefits was $52 million, of which $49 million was accrued in other liabilities. The postretirement plan is unfunded. The postretirement benefit expense was $4 million in 2002, 2001 and 2000.

The estimated future obligations for postretirement medical benefits are based upon assumed annual healthcare cost increases of 10% for 2003, decreasing by 1% annually to 5% for 2008 and future years. A 1% increase or decrease in the assumed annual healthcare cost increases would increase or decrease the present value of estimated future obligations for postretirement benefits by approximately $3 million.

TAXES

The provision for income taxes and the related percent of pretax earnings for the last three years were:

(dollars in millions)                  2002             2001            2000
                                  $       %        $       %        $      %

Federal                        $211             $315             $412
State and local                  33               58               73
Current taxes                   244    29.7%     373    32.7%     485   34.6%

Federal                          62               54               50
State and local                 (28)               9                9
Deferred taxes                   34     4.2       63     5.6       59    4.2

Total                          $278    33.9%    $436    38.3%    $544   38.8%


The reconciliation between the statutory federal income tax rate and the effective income tax rate for the last three years follows:

(percent of pretax earnings)               2002           2001           2000

Statutory federal income tax rate          35.0%          35.0%          35.0%
State and local income taxes                0.6            5.9            5.8
Federal tax benefit of state
  and local income taxes                   (0.2)          (2.1)          (2.0)
Other, net                                 (1.5)          (0.5)           0.0

Effective income tax rate                  33.9%          38.3%          38.8%

Major components of deferred tax assets (liabilities) were:

(dollars in millions)                                      2002          2001

Accrued expenses and reserves                             $ 127         $ 140
Deferred and other compensation                             209           151
Merchandise inventories                                    (188)         (198)
Depreciation and amortization and basis differences        (792)         (692)
Other deferred income tax liabilities, net                  (53)          (92)

Net deferred income taxes                                  (697)         (691)

Less: Net current deferred income tax assets                 13             5

Noncurrent deferred income taxes                          $(710)        $(696)

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

Diluted earnings per share also includes the effect of outstanding options. Options excluded from the diluted earnings per share calculation because of their antidilutive effect totaled 18.5 million in 2002, 9.3 million in 2001, and 14.0 million in 2000. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for 2002, 2001, and 2000.

(in millions, except per share)                                           2002
                                                Net                   Earnings
                                           Earnings      Shares      per Share

Net earnings                                   $542
ESOP preference shares' dividends               (18)

Basic earnings per share                       $524       288.2          $1.82

ESOP preference shares                           17        18.5
Assumed exercise of options
  (treasury stock method)                         -         1.2

Diluted earnings per share                     $541       307.9          $1.76



(in millions, except per share)                                           2001
                                                Net                   Earnings
                                           Earnings      Shares      per Share

Net earnings                                   $703
ESOP preference shares' dividends               (19)

Basic earnings per share                       $684       296.0          $2.31

ESOP preference shares                           17        19.5
Assumed exercise of options
  (treasury stock method)                         -         2.1

Diluted earnings per share                     $701       317.6          $2.21


(in millions, except per share)                                           2000
                                            Net                       Earnings
                                       Earnings         Shares       per Share

Net earnings                               $858
ESOP preference shares' dividends           (18)

Basic earnings per share                   $840          306.4           $2.74

ESOP preference shares                       17           20.5
Assumed exercise of options
  (treasury stock method)                     -            0.8

Diluted earnings per share                 $857          327.7           $2.62

ACCOUNTS RECEIVABLE

Credit sales under department store credit programs as a percent of net sales were 36.9% in 2002. This compares with 39.0% in 2001 and 40.5% in 2000. Net accounts receivable consisted of:

(dollars in millions)                                      2002          2001

Customer accounts receivable                             $1,750        $1,907
Other accounts receivable                                   105           121

Total accounts receivable                                 1,855         2,028
Allowance for doubtful accounts                            (114)          (90)

Accounts receivable, net                                 $1,741        $1,938

The fair value of customer accounts receivable approximates their carrying values at February 1, 2003, and February 2, 2002, because of the short-term nature of these accounts. We do not sell or securitize customer accounts receivables. The allowance for doubtful accounts is based upon a number of factors including account write-off experience, account aging, and month-end balances.

Net sales made through third-party debit and credit cards as a percent of net sales were 38.7% in 2002, 36.7% in 2001, and 35.2% in 2000.

OTHER CURRENT ASSETS

In addition to net current deferred income tax assets, other current assets consisted of prepaid expenses and supply inventories of $56 million in 2002 and $55 million in 2001.

OTHER ASSETS

Other assets consisted of:

(dollars in millions)                                      2002          2001

Intangible pension asset                                   $ 71          $ 53
Deferred debt expense                                        39            43
Other                                                        21            23

Total                                                      $131          $119


ACCRUED EXPENSES

Accrued expenses consisted of:

(dollars in millions)                                      2002          2001

Salaries, wages, and employee benefits                     $305          $202
Insurance costs                                             194           198
Advertising and other operating expenses                    141           142
Interest and rent expense                                   139           140
Sales, use, and other taxes                                 104           105
Construction costs                                           68            59
Other                                                        63            54

Total                                                    $1,014          $900

SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt for the last three years was:

(dollars in millions)                        2002          2001          2000

Balance outstanding at year-end            $  150        $   78        $    -
Average balance outstanding                   235           397           242
Average interest rate:
  At year-end                                 1.3%          1.8%            -
  On average balance                          1.7%          3.0%          6.6%
Maximum balance outstanding                $  825        $1,090        $  667

The average balance of short-term debt outstanding, primarily commercial paper, and the respective weighted average interest rates are based on the number of days such short-term debt was outstanding during the year. The maximum balance outstanding in 2002 consisted of $595 million of commercial paper and $230 million of short-term bank financing.

The company has $1.0 billion of credit under unsecured revolving facilities consisting of a $700 million multi-year credit agreement expiring July 31, 2006, and a $300 million 364-day credit agreement expiring July 29, 2003. These credit agreements support the company's commercial paper borrowings. As of February 1, 2003, there was $150 million of commercial paper outstanding. Financial covenants under the credit agreements include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. The company also maintains a $30 million credit facility with a group of minority-owned banks.


LONG-TERM DEBT

Long-term debt and capital lease obligations were:

(dollars in millions)                                      2002          2001

Unsecured notes and sinking-fund
  debentures due 2003-2036                               $4,104        $4,561
Mortgage notes and bonds due 2003-2020                       21            47
Capital lease obligations                                    49            50

Total debt                                                4,174         4,658
Less: Current maturities of long-term debt                  139           255

Long-term debt                                           $4,035        $4,403

The weighted average interest rate of long-term debt was 8.0% at February 1, 2003, and 8.1% at February 2, 2002.

The annual maturities of long-term debt, including sinking fund requirements, are $139 million, $239 million, $154 million, $131 million, and $260 million for 2003 through 2007. Maturities of long-term debt are scheduled over the next 34 years, with the largest principal repayment in any single year being $260 million. Interest payments on long-term debt are typically paid on a semi-annual basis.

The net book value of property encumbered under long-term debt agreements was $76 million at February 1, 2003.

The fair value of long-term debt (excluding capital lease obligations) was approximately $4.8 billion and $5.1 billion at February 1, 2003, and February 2, 2002, respectively. The fair value was determined using borrowing rates for debt instruments with similar terms and maturities.

During the third quarter of 2002, the company recorded $10 million of interest expense because of the call of $200 million of 8.375% debentures due in 2022. The debentures were called effective October 1, 2002.

During the third quarter of 2001, the company recorded interest expense of $5 million because of the call of $100 million of 9.875% debentures due in 2021. These debentures were called effective October 9, 2001.

LEASE OBLIGATIONS

The company leases approximately 26% of its gross retail square footage. Rental expense for the company's operating leases consisted of:

(dollars in millions)                        2002          2001          2000

Minimum rentals                              $ 97           $80           $63
Contingent rentals based on sales              13            15            18
Real property rentals                         110            95            81
Equipment rentals                               3             4             4

Total                                        $113           $99           $85

Future minimum lease payments at February 1, 2003, were:

                                         Capital      Operating
(dollars in millions)                     Leases         Leases         Total

2003                                        $  7           $ 96          $103
2004                                           7             90            97
2005                                           7             83            90
2006                                           7             76            83
2007                                           7             69            76
After 2007                                    63            375           438

Minimum lease payments                      $ 98           $789          $887


The present value of minimum lease payments under capital leases was $49 million at February 1, 2003, of which $2 million was included in current liabilities. The present value of operating leases (minimum rents) was $534 million at February 1, 2003. Property under capital leases was:

(dollars in millions)                                      2002          2001

Cost                                                        $57           $59
Accumulated amortization                                    (31)          (31)

Total                                                       $26           $28

The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $859 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.

OTHER LIABILITIES

In addition to accrued pension and postretirement costs, other liabilities consisted principally of deferred compensation liabilities of $165 million at February 1, 2003, and $164 million at February 2, 2002. Under the company's deferred compensation plan, eligible associates may elect to defer part of their compensation each year into cash and/or stock unit alternatives. The company issues shares to settle obligations with participants who defer in stock units and it maintains shares in treasury sufficient to settle all outstanding stock unit obligations.

LITIGATION

The company is involved in claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's financial position or results of operations.

BUSINESS COMBINATIONS

In the fourth quarter of 2001, May acquired After Hours and substantially all of the assets of Priscilla of Boston for an aggregate cost of $121 million.
In March 2001, the company purchased nine department stores in the Tennessee and Louisiana markets from Saks Incorporated for approximately $304 million. In August 2000, David's Bridal joined the company. The cost of this transaction was approximately $420 million. These business combinations were accounted for as purchases and did not have a material effect on the results of operations or financial position.

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

Effective February 2, 2003, the company began expensing the fair value of employee stock options. The company adopted the fair value method prospec-tively. The expense associated with stock options is expected to be $0.01 per share in 2003.

A combined summary of the stock option plans at the end of 2002, 2001, and 2000, and of the changes in outstanding shares within years is presented below:



(shares in thousands)            2002                  2001               2000
                              Average               Average            Average
                             Exercise              Exercise           Exercise
                      Shares    Price     Shares      Price    Shares    Price

Beginning of year     22,474      $34     20,057        $33    14,872      $37
Granted                5,131       35      4,688         36     7,222       25
Exercised               (947)      26     (1,588)        26      (570)      24
Forfeited or expired  (1,383)      36       (683)        35    (1,467)      34

End of year           25,275      $34     22,474        $34    20,057      $33
Exercisable at
 end of year          14,431      $35     11,049        $34     8,377      $34
Shares available
 for grants            6,737              10,457               14,463
Fair value per share
 of options granted               $11                   $11                $ 8

The following table summarizes information about stock options outstanding at February 1, 2003:

                               Options Outstanding         Options Exercisable
                               Average
Exercise         Number      Remaining     Average         Number      Average
Price       Outstanding    Contractual    Exercise    Exercisable     Exercise
Range     (in thousands)          Life       Price  (in thousands)       Price

$22-30            7,912              6         $26          5,703          $27
 31-35            6,679              8          34          1,871           32
 36-45           10,684              7          41          6,857           42

                 25,275              7         $34         14,431          $35

Under the 1994 Stock Incentive Plan, the company is authorized to grant up to
3.4 million shares of restricted stock to management associates with or without performance restrictions. No monetary consideration is paid by associates who receive restricted stock. All restrictions lapse over periods of up to 10 years. In 2002 and 2001, the company granted 439,208 and 419,392 shares of restricted stock, respectively. The aggregate outstanding shares of restricted stock as of February 1, 2003, and February 2, 2002, were 1,140,750 and 1,058,425, respectively. For restricted stock grants, compensation expense is based upon the grant date market price; it is recorded over the lapsing period. For performance-based restricted stock, compensation expense is recorded over the performance period and is based on estimates of performance levels.

As an alternative to accounting for stock-based compensation under APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair-value method of accounting for employee stock options or similar equity instruments. The company used the Black-Scholes option pricing model to estimate the grant date fair value of its 1995 and later option grants. The fair value is recognized over the option vesting period, which is typically four years. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the company's net earnings and net earnings per share would have been:


(dollars in millions, except per share)        2002         2001         2000

Net earnings:
  As reported                                 $ 542        $ 703        $ 858
  Pro forma                                     519          677          835
Basic earnings per share:
  As reported                                 $1.82        $2.31        $2.74
  Pro forma                                    1.74         2.23         2.67
Diluted earnings per share:
  As reported                                 $1.76        $2.21        $2.62
  Pro forma                                    1.69         2.14         2.55

The Black-Scholes assumptions were:

                                               2002          2001        2000

Risk-free interest rate                         5.1%          4.6%        6.4%
Expected dividend                             $0.95         $0.94       $0.93
Expected option life (years)                      7             7           7
Expected volatility                              32%           32%         32%

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

PREFERENCE STOCK

The company is authorized to issue up to 25 million shares of $0.50 par value preference stock. As of February 1, 2003, there were 800,000 ESOP preference shares authorized and 522,587 shares outstanding. Each ESOP preference share is convertible into shares of May common stock, at a conversion rate of 33.787 shares of May common stock for each ESOP preference share. Each ESOP preference share carries the number of votes equal to the number of shares of May common stock into which the ESOP preference share could be converted. Dividends are cumulative and are paid semi-annually at a rate of $38.025 per share per year. ESOP preference shares have a liquidation preference of $507 per share plus accumulated and unpaid dividends. ESOP preference shares may be redeemed, in whole or in part, at the option of May or an ESOP preference shareowner, at a redemption price of $507 per share, plus accumulated and unpaid dividends. The redemption price may be satisfied in cash or May common stock or a combination of both.

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

QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. The quarterly information below is presented using the same classifications as the annual financial statements. Summarized quarterly results for the last two years were:

(dollars in millions,
except per share)                                                        2002
                                 First    Second    Third    Fourth      Year

Net sales                       $3,096    $3,030   $2,992    $4,373   $13,491
Cost of sales:
   Recurring                     2,203     2,119    2,171     2,947     9,440
   Nonrecurring-division
     combination markdowns           -        20        3         -        23
Selling, general, and
  administrative expenses          658       657      691       766     2,772
Division combination costs          40        39        6         6        91
Pretax earnings                    112       109       25       574       820
Net earnings                        70        69       16       387       542

Earnings per share:
  Basic                         $ 0.23    $ 0.22   $ 0.05    $ 1.32   $  1.82
  Diluted                         0.23      0.22     0.05      1.26      1.76


(dollars in millions,
except per share)                                                        2001
                                 First    Second    Third    Fourth      Year

Net sales                       $3,071    $3,101   $3,135    $4,576   $13,883
Cost of sales                    2,175     2,151    2,275     3,031     9,632
Selling, general, and
  administrative expenses          633       678      684       763     2,758
Pretax earnings                    177       183       84       695     1,139
Net earnings                       109       111       52       431       703

Earnings per share:
  Basic                         $ 0.35    $ 0.36   $ 0.16    $ 1.44   $  2.31
  Diluted                         0.34      0.35     0.16      1.36      2.21

There are variables and uncertainties in the factors used to estimate the annual LIFO provision (credit) on an interim basis. There was no LIFO provision or credit in 2002. If the final 2001 variables and factors had been known at the beginning of the year, the pro forma earnings (loss) per share impact of LIFO would have been:
                                   2002                          2001
                       Pro           As             Pro            As
Quarter              Forma     Reported           Forma      Reported

First                 $  -         $  -           $0.01        $(0.02)
Second                   -            -            0.01         (0.02)
Third                    -            -            0.02         (0.01)
Fourth                   -            -            0.02          0.11

Year                  $  -         $  -           $0.06        $ 0.06






CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The May Department Stores Company, Delaware("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the Parent include May Department Stores International, Inc. ("MDSI"), Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston and David's Bridal, Inc. and subsidiaries including, After Hours Formalwear, Inc. Condensed consolidating balance sheets as of February 1, 2003, and February 2, 2002, and the related condensed consolidating statements of earnings and cash flows for each of the three fiscal years in the period ended February 1, 2003, are presented below.

                                    Condensed Consolidating Balance Sheet
                                            As of February 1, 2003
(millions)

                                       Subsidiary     Other
                                Parent   Issuer   Subsidiaries  Eliminations Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $    37    $     18     $      -        $    55
  Accounts receivable, net           -      1,733          44          (36)         1,741
  Merchandise inventories            -      2,787          70            -          2,857
  Other current assets               -         49          23           (3)            69
     Total current assets            -      4,606         155          (39)         4,722

Property and equipment, at cost      -      9,024         181            -          9,205
Accumulated depreciation             -     (3,690)        (49)           -         (3,739)
  Property and equipment, net        -      5,334         132            -          5,466

Goodwill                             -      1,129         312            -          1,441
Intangible assets, net               -          6         170            -            176
Other assets                         -        122           9            -            131
Intercompany (payable)
  receivable                      (671)       254         417            -              -
Investment in subsidiaries       4,824          -           -       (4,824)             -
     Total assets              $ 4,153    $11,451    $  1,195     $ (4,863)       $11,936

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $   150    $      -     $      -        $   150
  Current maturities of long-
    term debt                        -        139           -            -            139
  Accounts payable                   -      1,021          78            -          1,099
  Accrued expenses                   5        957          88          (36)         1,014
  Income taxes payable               -        244          23           (3)           264
     Total current liabilities       5      2,511         189          (39)         2,666

Long-term debt                       -      4,034           1            -          4,035
Intercompany note payable
  (receivable)                       -      3,200      (3,200)           -              -
Deferred income taxes                -        646          64            -            710
Other liabilities                    -        840          10         (473)           377
ESOP preference shares             265          -           -            -            265
Unearned compensation             (152)      (152)          -          152           (152)
Shareowners' equity              4,035        372       4,131       (4,503)         4,035
     Total liabilities and
      shareowners' equity      $ 4,153    $11,451    $  1,195     $ (4,863)       $11,936


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 1, 2003

(millions)

                                           Subsidiary    Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated

Net sales                           $    -  $ 12,978    $  1,865     $ (1,352)      $ 13,491
Cost of sales                            -     9,317       1,477       (1,331)         9,463
Selling, general, and
  administrative expenses                -     2,654         245          (36)         2,863
Interest expense (income), net:
  External                               -       345           -            -            345
  Intercompany                           -       284        (284)           -              -
Equity in earnings of subsidiaries    (542)        -           -          542              -
Earnings before income taxes           542       378         427         (527)           820
Provision for income taxes               -       123         155            -            278
Net earnings                        $  542  $    255    $    272     $   (527)      $    542

                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended February 1, 2003
(millions)

                                           Subsidiary    Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated

Operating activities:
  Net earnings                      $  542  $    255    $    272     $   (527)      $    542
  Equity in earnings of subsidiaries  (542)        -           -          542              -
  Depreciation and amortization          -       522          35            -            557
  (Increase) decrease in working
    capital                             (1)      201          22           (1)           221
  Division combination costs             -       114           -            -            114
  Other, net                          (170)      304         (94)         (14)            26
                                      (171)    1,396         235            -          1,460

Investing activities:
  Net additions to property and
    equipment                            -      (745)        (45)           -           (790)
                                         -      (745)        (45)           -           (790)

Financing activities:
  Issuances of long-term debt            -         -           -            -              -
  Repayments of long-term debt           -      (433)         (1)           -           (434)
  Net issuances of short-term debt       -        72           -            -             72
  Net (purchases) issuances of
    common stock                       (22)        8           -            -            (14)
  Dividend payments, net of tax
    benefit                           (294)        3           -            -           (291)
  Intercompany activity, net           487      (300)       (187)           -              -
                                       171      (650)       (188)           -           (667)
Decrease in cash and
  cash equivalents                       -         1           2            -              3

Cash and cash equivalents,
  beginning of year                      -        36          16            -             52

Cash and cash equivalents,
  end of year                       $    -  $     37    $     18     $      -       $     55

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


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 2, 2002

(millions)

                                           Subsidiary     Other
                                   Parent    Issuer    Subsidiaries Eliminations Consolidated

Net sales                           $    -  $ 13,562     $  1,647     $  (1,326)   $13,883
Cost of sales                            -     9,586        1,358        (1,312)     9,632
Selling, general, and
  administrative expenses                -     2,637          151           (30)     2,758
Interest expense (income), net:
  External                               -       355           (1)            -        354
  Intercompany                           -       284         (284)            -          -
Equity in earnings of subsidiaries    (703)        -            -           703          -
Earnings before income taxes           703       700          423          (687)     1,139
Provision for income taxes               -       280          156             -        436
Net earnings                        $  703  $    420     $    267     $    (687)   $   703

                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended February 2, 2002
(millions)

                                           Subsidiary     Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated

Operating activities:
  Net earnings                      $  703  $    420     $    267     $    (687)   $   703
  Equity in earnings of subsidiaries  (703)        -            -           703          -
  Depreciation and amortization          -       536           23             -        559
  (Increase) decrease in working
    capital                             (1)      293           47             -        339
  Other, net                           193       (13)        (121)          (16)        43
                                       192     1,236          216             -      1,644

Investing activities:
  Net additions to property and
    equipment                            -      (725)         (31)            -       (756)
  Business combination                   -      (304)        (121)            -       (425)
                                         -    (1,029)        (152)            -     (1,181)

Financing activities:
  Issuances of long-term debt            -       250            -             -        250
  Repayments of long-term debt           -      (176)          (2)            -       (178)
  Net issuances of short-term debt       -        78            -             -         78
  Net (purchases) issuances of
    common stock                      (432)       12            -             -       (420)
  Dividend payments, net of tax
    benefit                           (300)        3            -             -       (297)
  Intercompany activity, net           540      (475)         (65)            -          -
                                      (192)     (308)         (67)            -       (567)
Decrease in cash and
  cash equivalents                       -      (101)          (3)            -       (104)

Cash and cash equivalents,
  beginning of year                      -       137           19             -        156

Cash and cash equivalents,
  end of year                       $    -  $     36     $     16     $       -    $    52

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 3, 2001

(millions)

                                            Subsidiary    Other
                                     Parent   Issuer   Subsidiaries Eliminations Consolidated

Net sales                           $    -  $ 14,105     $  1,283    $  (1,178)     $14,210
Cost of sales                            -     9,847        1,115       (1,164)       9,798
Selling, general, and
  administrative expenses                -     2,629           63          (27)       2,665
Interest expense (income), net:
  External                               -       346           (1)           -          345
  Intercompany                           -       287         (287)           -            -
Equity in earnings of subsidiaries    (858)        -            -          858            -
Earnings before income taxes           858       996          393         (845)       1,402
Provision for income taxes               -       404          140            -          544
Net earnings                        $  858  $    592     $    253    $    (845)     $   858

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


                                      SCHEDULE II

                     THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE FISCAL YEARS ENDED FEBRUARY 1, 2003

(millions)

                                              Charges to
                                               costs and
                                     Balance        expenses                      Balance
                                   beginning       and other       Deductions      end of
                                   of period     adjustments           (a)         period

FISCAL YEAR ENDED
      February 1, 2003
         Allowance for
            Uncollectible
            accounts and
            merchandise returns     $  90           $126           $(102)            $114

FISCAL YEAR ENDED
       February 2, 2002
         Allowance for
            uncollectible
            accounts and
            merchandise returns     $  76           $117           $(103)            $ 90

FISCAL YEAR ENDED
      February 3, 2001
         Allowance for
            uncollectible
            accounts and
            merchandise returns     $  76           $ 91           $ (91)            $ 76


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $25 million in 2002, $24 million in 2001, and $23 million in 2000.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The company had no disagreements with its accountants during the last two fiscal years. On April 10, 2002, the company engaged Deloitte & Touche LLP to act as its independent auditors as successor to Arthur Andersen LLP. All information relating to such change in accountants is incorporated by reference from the company's Current Report on Form 8-K, dated April 12, 2002.

                              PART III

Items 10, 11, 12, 13.        Directors and Executive Officers of May, Executive
                             Compensation, Security Ownership of Certain
                             Beneficial Owners and Management, Certain
                             Relationships and Related Transactions

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12 and 13 (other than information about executive officers of May) is incorporated by reference from the definitive proxy statement for the registrant's 2003 Annual Meeting of Shareowners to be filed with the commission pursuant to Regulation 14A. Information about executive officers of May is set forth in
Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."

Item 14 - Disclosure Controls and Procedures.

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

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents filed as part of this report:
       (1)  Financial Statements.                                Page in
                                                               this Report
            Report of Deloitte & Touche LLP,
                 Independent Auditors                                17-18
            Report of Arthur Andersen LLP,
                 Independent Auditors                                18-19
            Consolidated Statement of Earnings for
                 the three fiscal years ended
                 February 1, 2003                                       20
            Consolidated Balance Sheet as of
                 February 1, 2003, and February 2, 2002                 21
            Consolidated Statement of Cash Flows
                 for the three fiscal years ended
                 February 1, 2003                                       22
            Consolidated Statement of Shareowners'
                 Equity for the three fiscal years
                 ended February 1, 2003                                 23
            Notes to Consolidated Financial Statements               24-44

Item 15.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K (continued)                                               Page in
                                                                 this report
      (2)  Supplemental Financial Statement Schedule (for the
           three fiscal years ended February 1, 2003):
                 Schedule II Valuation and Qualifying Accounts          45

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

            3.3  By-Laws of May                                 Incorporated by
                                                                Reference to
                                                                Exhibit 4.3 of
                                                                Form S-8 filed
                                                                February 20,
                                                                2003.

            4.1  Rights Agreement, dated August                 Incorporated by
                 19, 1994                                       Reference to
                                                                Exhibit 1 to
                                                                Current Report
                                                                on Form 8-K,
                                                                dated September,
                                                                2, 1994

            4.2  Assignment and Assumption of the               Incorporated by
                 Rights Agreement, dated May 24, 1996           Reference to
                                                                Exhibit 4(d) of
                                                                Post-Effective
                                                                Amendment No. 1
                                                                to Form S-8,
                                                                dated May 29,
                                                                1996

           10.1  1994 Stock Incentive Plan                      Incorporated by
                                                                Reference to
                                                                Exhibit 10.1 of
                                                                Form 10-K,filed
                                                                April 19, 2000.

           10.2 Deferred Compensation Plan                      Incorporated by
                                                                Reference to
                                                                Exhibit 10.2 of
                                                                Form 10-K,filed
                                                                April 19, 2000.

Item 15.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K (continued)

           10.3 Executive Incentive Compensation                Incorporated by
                Plan for Corporate Executives                   Reference to
                                                                Exhibit 10.3 of
                                                                Form 10-K filed
                                                                April 5, 2002.

           10.4 Form of Employment Agreement                    Incorporated by
                                                                Reference to
                                                                Exhibit 10.4 of
                                                                Form 10-K filed
                                                                April 19, 2000.

           12   Computation of Ratio of                         Filed
                Earnings to Fixed Charges                       herewith.

           21   Subsidiaries of May                             Filed
                                                                herewith.

           23   Independent Auditors' Consent                   Filed
                                                                herewith.

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

                                    THE MAY DEPARTMENT STORES COMPANY

Date:  March 28, 2003                   By: /s/ Thomas D. Fingleton
                                            Thomas D. Fingleton
                                            Executive Vice President and
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.

     Date                   Signature                     Title

                   Principal Executive Officer:

March 28, 2003         /s/ Eugene S. Kahn              Director,
                           Eugene S. Kahn              Chairman of the Board
                                                       and Chief Executive
                                                       Officer

                         Principal Financial and
                           Accounting Officer:

March 28, 2003         /s/ Thomas D. Fingleton         Executive Vice
                           Thomas D. Fingleton         President and Chief
                                                       Financial Officer

                                  Directors:

March 28, 2003         /s/ John L. Dunham              Director and
                           John L. Dunham              President


March 28, 2003         /s/ R. Dean Wolfe               Director and
                           R. Dean Wolfe               Executive Vice
                                                       President

March 28, 2003         /s/ Marsha J. Evans             Director
                           Marsha J. Evans

March 28, 2003         /s/ James M. Kilts              Director
                           James M. Kilts

March 28, 2003         /s/ Russell E. Palmer           Director
                           Russell E. Palmer

March 28, 2003         /s/ Michael R. Quinlan          Director
                           Michael R. Quinlan

March 28, 2003         /s/ Joyce M. Roche'             Director
                           Joyce M. Roche'


CERTIFICATIONS


I, Eugene S. Kahn, certify that:

1. I have reviewed this annual report on Form 10-K of The May Department Stores Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evalua-tion as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                             /s/ Eugene S. Kahn
                                                   Eugene S. Kahn
                                                   Chairman of the Board and
                                                   Chief Executive Officer


I, Thomas D. Fingleton, certify that:

1. I have reviewed this annual report on Form 10-K of The May Department Stores Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evalua-tion as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                             /s/ Thomas D. Fingleton
                                                   Thomas D. Fingleton
                                                   Executive Vice President and
                                                   Chief Financial Officer








In connection with the Annual Report of The May Department Stores Company (the "Company") on Form 10-K for the period ending February 1, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Subsection 1350, as adopted), that:

       1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   March 28, 2003



      /s/  Eugene S. Kahn                        /s/ Thomas D. Fingleton
        Eugene S. Kahn                             Thomas D. Fingleton
        Chairman of the Board and                  Executive Vice President and
        Chief Executive Officer                    Chief Financial Officer




