Form 10-Q
period 2003-05-03
MAY DEPARTMENT STORES CO
filed 2003-05-30
CIK 63416

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended May 3, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 288,464,743 common stock, $.50 par value, as of May 3, 2003

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(millions)

                                          May 3,      May 4,       Feb. 1,
ASSETS                                      2003        2002          2003
Current assets:
  Cash and cash equivalents            $       78  $       61   $       55
  Accounts receivable, net                  1,536       1,690        1,741
  Merchandise inventories                   3,172       3,141        2,857
  Other current assets                         79          61           69
     Total current assets                   4,865       4,953        4,722

Property and equipment, at cost             9,383       9,101        9,205
Accumulated depreciation                   (3,872)     (3,841)      (3,739)
  Property and equipment, net               5,511       5,260        5,466

Goodwill                                    1,441       1,433        1,441
Intangible assets, net                        174         179          176
Other assets                                  131         119          131

     Total assets                      $   12,122  $   11,944   $   11,936


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                      $      390  $       77   $      150
  Current maturities of
    long-term debt                            170         263          139
  Accounts payable                          1,191       1,269        1,099
  Accrued expenses                            968         844        1,014
  Income taxes payable                        101          96          264
     Total current liabilities              2,820       2,549        2,666

Long-term debt                              3,936       4,336        4,035

Deferred income taxes                         794         706          710

Other liabilities                             368         368          377

ESOP preference shares                        257         283          265

Unearned compensation                         (91)       (152)        (152)

Shareowners' equity                         4,038       3,854        4,035

     Total liabilities and
        shareowners' equity            $   12,122  $   11,944   $   11,936


            The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                          2

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(millions, except per share)                                13 Weeks Ended
                                                           May 3,     May 4,
                                                             2003       2002
Net sales                                                $  2,873   $  3,096
Cost of sales                                               2,088      2,203
Selling, general, and
 administrative expenses                                      640        658
Division combination costs                                      -         40
Interest expense, net                                          80         83

Earnings before income taxes                                   65        112

Income tax (benefit) provision                                 (7)        42

Net earnings                                             $     72   $     70


Basic earnings per share                                 $    .23   $    .23
Diluted earnings per share                               $    .23   $    .23

Dividends paid per common share                          $    .24   $.23-3/4

Weighted average shares outstanding:
 Basic                                                      289.8      287.7
 Diluted                                                    307.3      308.9




          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                  13 Weeks Ended
                                                           May 3,     May 4,
                                                             2003       2002
Operating Activities:
 Net earnings                                           $      72   $     70
 Depreciation and other amortization                          136        130
 Goodwill and intangible amortization                           2          3
 Division combination costs                                     -         40
 Working capital changes:
    Accounts receivable, net                                  205        247
    Merchandise inventories                                  (315)      (266)
    Other current assets                                       (5)        (1)
    Accounts payable                                           92        246
    Accrued expenses                                          (42)       (74)
    Income taxes payable                                      (63)      (176)
 Other, net                                                   (28)         5

Cash flows from operations                                     54        224

Investing Activities:
 Net additions to property and equipment                     (186)      (144)

Cash flows used for investing activities                     (186)      (144)

Financing Activities:
 Net issuances (repayments):
    Short-term debt                                           240         (1)
    Long-term debt                                             (8)        (9)
 Net (purchases) issuances of common stock                     (4)        12
 Dividend payments                                            (73)       (73)

Cash flows provided by (used for) financing activities        155        (71)

Increase in cash and cash equivalents                          23          9

Cash and cash equivalents,
    beginning of period                                        55         52

Cash and cash equivalents,
    end of period                                       $      78   $     61

Cash paid during the period:

 Interest                                               $     104   $    105
 Income taxes                                                  76        203


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 29-35) in the 2002 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the fiscal year.

Division Combination Costs. In 2002, we incurred costs of $114 million or $0.24 per share for division combinations, of which $40 million or $0.08 per share were recorded in the first quarter of 2002. The significant components of the division combination costs and status of the related liability are summarized below:


(millions)               Total     Balance at            Non-cash   Balance at
                        Charge   Feb. 1, 2003  Payments      Uses  May 3, 2003
Severance and
 relocation benefits     $  59           $ 17     $   9     $   -         $  8
Inventory alignment         23              -         -         -            -
Central office closure      15              -         -         -            -
Other                       17              7         1         4            2
  Total                  $ 114           $ 24     $  10     $   4         $ 10


Income Taxes. First-quarter 2003 income taxes are a net benefit because the company recorded a $31 million tax credit upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's 2003 estimated effective tax rate is 37.0%.

Inventories. Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. No LIFO provision or credit was recorded in first quarter of 2003 or 2002.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Earnings per Share. The following table reconciles net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown (millions, except per share).


                                             13 Weeks Ended
                                May 3, 2003                  May 4, 2002
                        Earnings   Shares     EPS    Earnings   Shares      EPS
Net earnings             $    72                      $    70
ESOP preference
 shares' dividends            (5)                          (4)
Basic EPS                     67    289.8  $ 0.23          66    287.7  $  0.23

ESOP preference shares         4     17.5                   4     19.0
Assumed exercise of
 options (treasury
 stock method)                 -        -                   -      2.2
Diluted EPS              $    71    307.3  $ 0.23     $    70     08.9  $  0.23


                                          5

Stock Option and Stock-Related Plans. Effective February 2, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003 is expensed using the fair value method. There were no stock option grants or related expense in the first quarter of 2003.

Stock option expense is recorded over each option grant's vesting period, usually four years. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings using the prospective method of transition is less than if the fair value method had been applied to all awards since the issuance of SFAS No. 123. The following table illustrates the pro forma effect on first quarter 2003 and 2002 net earnings and earnings per share if the fair value based method had been applied to all outstanding unvested grants.

(millions)                                                  13 Weeks Ended
                                                          May 3,     May 4,
                                                            2003       2002
Net earnings, as reported                               $     72   $     70
Add:     Compensation expense related to
          employee stock options included
          in net earnings, net of tax                          -          -
Deduct:  Total compensation expense related
          to employee stock options determined
          under fair value based method for all
          awards, net of tax                                  (7)        (4)
Pro forma net earnings                                  $     65   $     66

Earnings per share:
  Basic - as reported                                   $   0.23   $   0.23
  Basic - pro forma                                         0.21       0.21

  Diluted - as reported                                 $   0.23   $   0.23
  Diluted - pro forma                                       0.21       0.21


Lease Obligations. The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $850 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company.
The company believes that the risk of significant loss from these lease obligations is remote.

Impact of New Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect SFAS No. 150 to have a material impact on its consolidated financial position or operating results.

Condensed Consolidating Financial Information. The parent has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the parent include May Department Stores International, Inc. (MDSI), Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and subsidiaries including After Hours Formalwear, Inc.

Condensed consolidating balance sheets as of May 3, 2003, May 4, 2002, and February 1, 2003 and the related condensed consolidating statements of earnings and cash flows for the thirteen-week periods ended May 3, 2003 and May 4, 2002 are presented below.


                        Condensed Consolidating Balance Sheet
                                     May 3, 2003
                                     (Unaudited)

(millions)

                                         Subsidiary     Other
                                Parent     Issuer    Subsidiaries   Eliminations    Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    50       $     28        $      -        $    78
  Accounts receivable, net           -      1,527             45             (36)         1,536
  Merchandise inventories            -      3,078             94               -          3,172
  Other current assets               -         53             26               -             79
     Total current assets            -      4,708            193             (36)         4,865

Property and equipment, at cost      -      9,188            195               -          9,383
Accumulated depreciation             -     (3,817)           (55)              -         (3,872)
  Property and equipment, net        -      5,371            140               -          5,511

Goodwill                             -      1,129            312               -          1,441
Intangible assets, net               -          6            168               -            174
Other assets                         -        122              9               -            131
Intercompany (payable)
  receivable                      (710)       299            411               -              -
Investment in subsidiaries       4,915          -              -          (4,915)             -
     Total assets             $  4,205    $11,635       $  1,233        $ (4,951)       $12,122

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   390       $      -        $      -        $   390
  Current maturities of long-
     term debt                       -        170              -               -            170
  Accounts payable                   -      1,121             70               -          1,191
  Accrued expenses                   1        906             97             (36)           968
  Income taxes payable               -         66             35               -            101
     Total current liabilities       1      2,653            202             (36)         2,820

Long-term debt                       -      3,935              1               -          3,936
Intercompany note payable
  (receivable)                       -      3,200         (3,200)              -              -
Deferred income taxes                -        730             64               -            794
Other liabilities                    -        836             10            (478)           368
ESOP preference shares             257          -              -               -            257
Unearned compensation              (91)       (91)             -              91            (91)
Shareowners' equity              4,038        372          4,156          (4,528)         4,038
     Total liabilities and
     shareowners' equity      $  4,205    $11,635       $  1,233        $ (4,951)       $12,122


                                           7

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                        Condensed Consolidating Statement of Earnings
                                           For the Thirteen Weeks Ended May 3, 2003
                                                          (Unaudited)

(millions)
                                            Subsidiary   Other
                                   Parent     Issuer  Subsidiaries  Eliminations    Consolidated
Net sales                          $    -   $  2,705      $    420     $    (252)       $  2,873
Cost of sales                           -      2,028           312          (252)          2,088
Selling, general, and
  administrative expenses               -        581            65            (6)            640
Interest expense (income), net:
  External                              -         80             -             -              80
  Intercompany                          -         71           (71)            -               -
Equity in earnings of subsidiaries    (72)         -             -            72               -
Earnings before income taxes           72        (55)          114           (66)             65
Income tax (benefit) provision          -        (49)           42             -              (7)
Net earnings (loss)                $   72   $     (6)     $     72     $     (66)       $     72



                                        Condensed Consolidating Statement of Cash Flows
                                           For the Thirteen Weeks Ended May 3, 2003
                                                           (Unaudited)
(millions)
                                             Subsidiary    Other
                                   Parent      Issuer  Subsidiaries    Eliminations  Consolidated
Operating activities:
  Net earnings                     $   72   $     (6)      $     72       $     (66)      $    72
  Equity in earnings of subsidiaries  (72)         -              -              72             -
  Depreciation and other amortization   -        130              6               -           136
  Goodwill and intangible amortization  -          -              2               -             2
  Increase in working capital          (5)      (112)           (10)             (1)         (128)
  Other, net                           39        (65)             3              (5)          (28)
                                       34        (53)            73               -            54

Investing activities:
  Net additions to property and
     equipment                          -       (171)           (15)              -          (186)
                                        -       (171)           (15)              -          (186)

Financing activities:
  Net issuances of short-term debt      -        240              -               -           240
  Net repayments of long-term debt      -         (8)             -               -            (8)
  Net (purchases) issuances
     of common stock                   (9)         5              -               -            (4)
  Dividend payments                   (73)         -              -               -           (73)
  Intercompany activity, net           48          -            (48)              -             -
                                      (34)       237            (48)              -           155
Increase in cash and
  cash equivalents                      -         13             10               -            23

Cash and cash equivalents,
  beginning of period                   -         37             18               -            55

Cash and cash equivalents,
  end of period                    $    -   $     50       $     28         $     -       $    78

                                          8

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                               Condensed Consolidating Balance Sheet
                                                           May 4, 2002
                                                           (Unaudited)

(millions)

                                         Subsidiary       Other
                                Parent     Issuer     Subsidiaries  Eliminations   Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    44         $     17      $      -        $    61
  Accounts receivable, net           -      1,681               45           (36)         1,690
  Merchandise inventories            -      3,053               88             -          3,141
  Other current assets               -         44               17             -             61
     Total current assets            -      4,822              167           (36)         4,953

Property and equipment, at cost      -      8,939              162             -          9,101
Accumulated depreciation             -     (3,810)             (31)            -         (3,841)
  Property and equipment, net        -      5,129              131             -          5,260

Goodwill                             -      1,128              305             -          1,433
Intangible assets, net               -          8              171             -            179
Other assets                         -        109               10             -            119
Intercompany (payable)
  receivable                      (866)       561              305             -              -
Investment in subsidiaries       4,851          -                -        (4,851)             -
     Total assets             $  3,985    $11,757         $  1,089      $ (4,887)       $11,944

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $    77         $      -      $      -        $    77
  Current maturities of long-
     term debt                       -        262                1             -            263
  Accounts payable                   -      1,218               51             -          1,269
  Accrued expenses                   -        804               76           (36)           844
  Income taxes payable               -         77               19             -             96
     Total current liabilities       -      2,438              147           (36)         2,549

Long-term debt                       -      4,335                1             -          4,336
Intercompany note payable
  (receivable)                       -      3,200           (3,200)            -              -
Deferred income taxes                -        639               67             -            706
Other liabilities                    -        822               10          (464)           368
ESOP preference shares             283          -                -             -            283
Unearned compensation             (152)      (152)               -           152           (152)
Shareowners' equity              3,854        475            4,064        (4,539)         3,854
     Total liabilities and
      shareowners' equity     $  3,985    $11,757         $  1,089      $ (4,887)       $11,944


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                        Condensed Consolidating Statement of Earnings
                                          For the Thirteen Weeks Ended May 4, 2002
                                                           (Unaudited)
(millions)
                                             Subsidiary     Other
                                   Parent      Issuer   Subsidiaries Eliminations   Consolidated
Net sales                          $    -    $  2,946       $    355    $    (205)      $  3,096
Cost of sales                           -       2,147            258         (202)         2,203
Selling, general, and
  administrative expenses               -         605             62           (9)           658
Division combination costs              -          40              -            -             40
Interest expense (income), net:
  External                              -          83              -            -             83
  Intercompany                          -          70            (70)           -              -
Equity in earnings of subsidiaries    (70)          -              -           70              -
Earnings before income taxes           70           1            105          (64)           112
Income tax provision                    -           1             41            -             42
Net earnings                       $   70    $      -       $     64    $     (64)      $     70



                                        Condensed Consolidating Statement of Cash Flows
                                           For the Thirteen Weeks Ended May 4, 2002
                                                         (Unaudited)
(millions)

                                           Subsidiary          Other
                                        Parent    Issuer    Subsidiaries   Eliminations   Consolidated
Operating activities:
  Net earnings                        $    70  $       -        $    64      $     (64)       $     70
  Equity in earnings of subsidiaries      (70)         -              -             70               -
  Depreciation and other amortization       -        123              7              -             130
  Goodwill and intangible amortization      -          1              2              -               3
  Division combination costs                -         40              -              -              40
 (Increase) Decrease in working capital    (6)         9            (27)             -             (24)
  Other, net                               25        (27)            13             (6)              5
                                           19        146             59              -             224
Investing activities:
  Net additions to property and
     equipment                              -       (133)           (11)             -           (144)
                                            -       (133)           (11)             -           (144)

Financing activities:
  Net repayments of short-term debt         -         (1)             -              -             (1)
  Net repayments of long-term debt          -         (9)             -              -             (9)
  Net issuances of common stock             8          4              -              -             12
  Dividend payments                       (74)         1              -              -            (73)
  Intercompany activity, net               47          -            (47)             -              -
                                          (19)        (5)           (47)             -            (71)
Increase in cash and
  cash equivalents                          -          8              1              -              9

Cash and cash equivalents,
  beginning of year                         -         36             16              -             52

Cash and cash equivalents,
  end of year                         $     -   $     44        $    17     $        -       $     61


                                          10

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



           Item 2 - Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations

Results of Operations

Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both years beginning the first day a new store has prior-year sales and excludes sales of stores closed during both periods. Net sales decreases are as follows:

                                                      Store-for-
                                         Total             Store

   13 Weeks Ended May 3, 2003             (7.2)%            (8.8)%

The total net sales decrease of $223 million for the first quarter of 2003 was primarily due to a $270 million decrease in store-for-store sales offset by $63 million of new store sales.

The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter.

                                             2003         2002

Net sales                                   100.0%       100.0%
Cost of sales                                72.7         71.2
Selling, general and
  administrative expenses                    22.3         21.2
Division combination costs                    0.0          1.3
Interest expense, net                         2.7          2.7

Earnings before income taxes                  2.3          3.6

Income tax (benefit) provision              (10.7)*       37.4*

Net earnings                                  2.5%         2.3%

* - Percent represents effective income tax rate.


Cost of sales as a percent of net sales increased 1.5% in the first quarter of 2003 principally due to a 1.1% increase in occupancy costs and a 0.3% increase in the cost of merchandise.

Selling, general, and administrative expenses as a percent of net sales increased from 21.2% in the first quarter of 2002 to 22.3% in the first quarter of 2003 due to a 0.6% increase in payroll, a 0.3% increase in pension costs, and a 0.5% increase in other expenses, including insurance and advertising costs, offset by a 0.3% decrease in credit expense.

In 2002, we incurred costs of $114 million or $.24 per share for division combinations, of which $40 million or $.08 per share were recorded in the first quarter of 2002.

Components of net interest expense for the first quarter were (millions):

                                         2003    2002

  Interest expense                       $ 85    $ 94
  Interest income                           -      (6)
  Capitalized interest                     (5)     (5)
    Net interest expense                 $ 80    $ 83

Interest expense principally relates to long-term debt.

Short-term borrowings for the first quarter were (dollars in millions):


                                          2003   2002

  Average balance outstanding             $249    $48
  Average interest rate on
    average balance                        1.3%   1.8%

First-quarter 2003 income taxes are a net benefit because we recorded a $31 million tax credit upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, our 2003 estimated effective tax rate is 37.0%.

Operating results including division combination costs for the trailing years were (millions, except per share):
                                                         52 Weeks Ended
                                                       May 3,       May 4,
                                                         2003         2002

  Net sales                                         $  13,268    $  13,908
  Net earnings                                            544          664
  Diluted earnings per share                             1.76         2.10


Financial Condition

Cash Flows. Cash flows from operations were $54 million and $224 million in the first quarter of 2003 and 2002, respectively. The decrease in current year cash flows is primarily due to the comparative changes of accounts payable, accounts receivable, and inventory, offset by lower income taxes payable.

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

As of May 23, 2003, our bonds are rated A2 by Moody's Investors Service, Inc. and A by Standard & Poor's Corporation. Our commercial paper is rated P1 by Moody's and A1 by Standard & Poor's. Our senior unsecured bank credit agreement is rated A1 by Moody's.

Financial Ratios. Key financial ratios for the periods indicated are:

                                         May 3,      May 4,     Feb. 1,
                                           2003        2002        2003

Current Ratio                               1.7         1.9         1.8
Debt-Capitalization Ratio                    49%         51%         48%
Fixed Charge Coverage                       1.6x        2.0x        2.8x

Impact of New Accounting Pronouncements. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our consolidated financial position or operating results.

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first quarter of fiscal 2003 and fiscal 2002, we did not enter into any derivative financial instruments.

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

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        12   -  Computation of Ratio of Earnings to Fixed Charges
        15   -  Letter Regarding Unaudited Interim Financial Information
        99.1 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002(18 U.S.C. 1350, as adopted)

  (b)   Reports on Form 8-K

        A report dated February 14, 2003, which furnished a company press release annoucing its financial results for the 52 weeks ended February 1, 2003.

        A report dated April 24, 2003, which contained information concerning debt ratings and incorporated by reference registrant's Annual Report and Form 10-K for the fiscal year ended February 1, 2003.

        A report dated May 8, 2003, which furnished a company press release providing guidance on its earnings for the 13 weeks ended May 3, 2003.

        A report dated May 13, 2003, which furnished a company press release announcing its financial results for the 13 weeks ended May 3, 2003.









                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE MAY DEPARTMENT STORES COMPANY
                                          (Registrant)

Date:  May 30, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 30, 2003                                   /s/ Eugene S. Kahn
                                                     Eugene S. Kahn
                                                     Chairman of the Board and
                                                     Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 30, 2003                                 /s/ Thomas D. Fingleton
                                                   Thomas D. Fingleton
                                                   Executive Vice President and
                                                   Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareowners of The May Department Stores Company:

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of May 3, 2003 and May 4, 2002 and the related condensed consolidated statements of earnings and cash flows for the thirteen-week periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of February 1, 2003, and the related consolidated statements of earnings, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2003, we expressed an unqualified opinion (which includes explanatory paragraphs relating to (1) the adoption of a new accounting principle and (2) the application of procedures relating to certain other disclosures and reclassifications of financial statement amounts related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri
May 29, 2003

                                                                                                 Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002 AND
                                    FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 1, 2003

(Dollars in millions)


                                           13 Weeks Ended                 Fiscal Year Ended
                                           May 3,  May 4,   Feb. 1,  Feb. 2,    Feb. 3,  Jan. 29,  Jan. 30,
                                             2003    2002      2003     2002       2001      2000      1999
Earnings Available for Fixed Charges:
Pretax earnings from continuing
  operations                               $   65  $  112   $   820  $ 1,139    $ 1,402   $ 1,523   $ 1,395
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)                 93     102       405      411        406       346       344
Dividends on ESOP Preference Shares            (5)     (5)      (20)     (22)       (23)      (24)      (25)
Capitalized interest amortization               2       2         9        8          8         7         7
                                              155     211     1,214    1,536      1,793     1,852     1,721

Fixed Charges:
Gross interest expense (a)                 $   88  $   98   $   392  $   401   $    395   $   340  $    339
Interest factor attributable to
  rent expense                                 10       9        36       32         28        22        21
                                               98     107       428      433        423       362       360

Ratio of Earnings to Fixed Charges            1.6     2.0       2.8      3.5        4.2       5.1       4.8


(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.

                                                                     Exhibit 15

May 29, 2003

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen-week periods ended May 3, 2003 and May 4, 2002, as indicated in our report dated May 29, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 3, 2003, is incorporated by reference in Registration Statements Nos. 333-59792, 333-76227, 333-00957, and 333-103352 on Form S-8 and Registration Statements Nos. 333-42940 and 333-42940-01 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri

                                                                   Exhibit 99.1

                  CERTIFICATION PURSUANT TO SECTION 906 OF
        THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending May 3, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and
Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of
 2002 (18 U.S.C. 1350, as adopted), that:

       1.   The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 30, 2003



    /s/  Eugene S. Kahn                            /s/ Thomas D. Fingleton
    Eugene S. Kahn                                 Thomas D. Fingleton
    Chairman of the Board and                      Executive Vice President and
    Chief Executive Officer                        Chief Financial Officer





A signed original of this written statement required by Section 906 has been provided to The May Department Stores Company and will be retained by The May Department Stores Company and furnished to the Securities and Exchange Commission or its staff upon request.