Form 10-Q
period 2003-08-02
MAY DEPARTMENT STORES CO
filed 2003-09-11
CIK 63416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended August 2, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 288,596,818 shares of common stock, $.50 par value, as of August 30, 2003.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(millions)
                                         Aug. 2,     Aug. 3,       Feb. 1,
ASSETS                                     2003        2002          2003

Current assets:
  Cash and cash equivalents             $      77   $      96     $      55
  Accounts receivable, net                  1,479       1,579         1,741
  Merchandise inventories                   2,932       2,993         2,857
  Other current assets                         83          55            69
     Total current assets                   4,571       4,723         4,722

Property and equipment, at cost             9,210       9,301         9,205
Accumulated depreciation                   (4,008)     (3,952)       (3,739)
  Property and equipment, net               5,202       5,349         5,466

Goodwill                                    1,455       1,433         1,441
Intangible assets, net                        172         177           176
Other assets                                  131         118           131

     Total assets                       $  11,531   $  11,800     $  11,936


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $     138   $       -     $     150
  Current maturities of
    long-term debt                            164         268           139
  Accounts payable                          1,046       1,087         1,099
  Accrued expenses                          1,031         933         1,014
  Income taxes payable                         17         115           264
    Total current liabilities               2,396       2,403         2,666

Long-term debt                              3,934       4,327         4,035

Deferred income taxes                         816         716           710

Other liabilities                             371         374           377

ESOP preference shares                        249         279           265

Unearned compensation                         (91)       (152)         (152)

Shareowners' equity                         3,856       3,853         4,035

     Total liabilities and
       shareowners' equity              $  11,531   $  11,800     $  11,936

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(millions, except per share)          13 Weeks Ended        26 Weeks Ended
                                   Aug. 2,    Aug. 3,     Aug. 2,    Aug. 3,
                                      2003       2002        2003       2002

Net sales                         $  3,000   $  3,030    $  5,873   $  6,126
Cost of sales:
  Recurring                          2,118      2,119       4,206      4,322
  Restructuring markdowns                -         20           -         20
Selling, general, and
  administrative expenses              657        657       1,297      1,315
Restructuring costs                    318         39         318         79
Interest expense, net                   80         86         160        169
Earnings (loss) before
  income taxes                        (173)       109        (108)       221
Provision (credit) for
  income taxes                         (63)        40         (70)        82

Net earnings (loss)               $   (110)  $     69    $    (38)  $    139

Basic earnings (loss) per share   $   (.39)  $    .22    $   (.16)  $    .45

Diluted earnings (loss) per share $   (.39)  $    .22    $   (.16)  $    .45

Dividends paid per
  common share                    $    .24   $.23-3/4    $    .48   $.47-1/2

Weighted average shares
  outstanding:
  Basic                              289.8      288.4       289.8      288.0
  Diluted                            289.8      308.9       289.8      308.9

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                26 Weeks Ended
                                                      Aug. 2,        Aug. 3,
                                                        2003           2002
Operating Activities:
  Net earnings (loss)                               $      (38)   $      139
  Depreciation and other amortization                      276           262
  Intangible asset amortization                              4             5
  Asset impairment                                         315             -
  Division combination costs                                 -            99
  Working capital changes:
    Accounts receivable, net                               262           358
    Merchandise inventories                                (75)         (137)
    Other current assets                                    (9)            3
    Accounts payable                                       (53)           65
    Accrued expenses                                        26           (22)
    Income taxes payable                                  (147)         (158)
  Other, net                                                (3)           31

Cash flows from operations                                 558           645

Investing Activities:
  Net additions to property and equipment and
    business combination                                  (349)         (377)

Cash flows used for investing activities                  (349)         (377)

Financing Activities:
  Net short-term debt repayments                           (12)          (78)
  Net long-term debt repayments                            (16)          (13)
  Net issuances (repurchases) of common stock              (13)           12
  Dividend payments                                       (146)         (145)

Cash flows used for financing activities                  (187)         (224)

Increase in cash and cash equivalents                       22            44

Cash and cash equivalents,
  beginning of period                                       55            52

Cash and cash equivalents,
  end of period                                     $       77    $       96

Cash paid during the period:

  Interest                                          $      173    $      183
  Income taxes                                              82           212

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

Restructuring Costs.  Restructuring costs consisted of the following:

  Store Divestitures. In the 2003 second quarter, the company announced its intention to divest 34 department stores. The store divestitures will result in asset impairment, severance, and other charges of approximately $380 million, of which $318 million were recognized in the 2003 second quarter. The 2003 second quarter costs consisted of $315 million of asset impairment charges and $3 million of initial severance benefits.

  Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. Additional severance, inventory liquidation, and other charges will be incurred as each store is divested.

  Division Combination Costs. In 2002, the company recorded $114 million of division combination charges. Of these charges, $59 million were recognized in the 2002 second quarter, $20 million of which were included as cost of sales. Charges of $99 million were recognized in the first six months of 2002, $20 million of which were included as cost of sales. The significant components of the division combination costs and status of the related liability are summarized below:

  (millions)               Total |   Balance               Non-cash   Balance
                          Charge |  Feb. 1, 2003 Payments    Uses   Aug. 2, 2003
  Severance and                  |
   relocation benefits     $  59 |    $ 17        $  12     $   -         $  5
  Inventory alignment         23 |       -            -         -            -
  Central office closure      15 |       -            -         -            -
  Other                       17 |       7            2         4            1
    Total                  $ 114 |    $ 24        $  14     $   4         $  6

  Severance and relocation benefits include severance for approximately 2,000 associates and the costs to relocate certain employees. Inventory alignment includes the markdowns to conform merchandise assortments and to synchronize pricing and promotional strategies. Central office closure primarily includes accelerated depreciation of fixed assets in the closed central offices. Remaining severance costs will be paid by the end of fiscal 2004.

Business Combination. In June 2003, the company purchased certain assets of Modern Tuxedo. This business combination consisted of 25 locations in the Chicago metropolitan area and did not have a material effect on results of operations or financial position.

Income Taxes. The effective income tax rate for the first six months of 2003 was 65.4%, compared with 37.0% in the first six months of 2002. The change is due to a $31 million tax credit recorded in the 2003 first quarter upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's 2003 estimated effective tax rate is 37.0%.

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

                                             13 Weeks Ended
                                Aug. 2, 2003               Aug. 3, 2002
                         Earnings   Shares   EPS    Earnings   Shares    EPS
Net earnings (loss)       $  (110)                   $   69
ESOP preference shares'
 dividends                     (4)                       (5)

Basic EPS                    (114)   289.8  $ (.39)      64     288.4  $  .22

ESOP preference shares          -       -                 4      18.7
Assumed exercise of
 options (treasury
 stock method)                  -       -                 -       1.8

Diluted EPS               $  (114)   289.8  $ (.39)  $   68     308.9  $  .22

                                           26 Weeks Ended
                                 Aug. 2, 2003              Aug. 3, 2002
                         Earnings   Shares   EPS    Earnings   Shares   EPS
Net earnings (loss)       $   (38)                   $  139
ESOP preference shares'
 dividends                     (8)                       (9)

Basic EPS                     (46)   289.8  $ (.16)     130     288.0  $  .45

ESOP preference shares          -        -                8      18.9
Assumed exercise of
 options (treasury
 stock method)                  -        -                -       2.0

Diluted EPS               $   (46)   289.8  $ (.16)  $  138     308.9  $  .45

Diluted shares and equivalents exclude all stock options and 17 million ESOP shares from the EPS calculation for the 13 and 26 weeks ended August 2, 2003 because their effect is antidilutive.

Stock Compensation Plans. Effective February 2, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003 is expensed using the fair value method.

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings (loss) using the prospective method of transition is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share for the second quarter and first six months of 2003 if the fair value based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(millions)                                 13 Weeks Ended     26 Weeks Ended
                                          Aug. 2,  Aug. 3,   Aug. 2,  Aug. 3,
                                           2003     2002      2003      2002

Net earnings (loss), as reported         $ (110)   $   69    $  (38)  $  139
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                           1         -         1        -
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value based method,
         net of tax                          (6)       (6)      (13)     (10)
Pro forma net earnings (loss)            $ (115)   $   63    $  (50)     129

Earnings (loss) per share:
  Basic - as reported (prospective)      $ (.39)   $ 0.22    $ (.16)  $ 0.45
  Basic - pro forma (retroactive)        $ (.41)   $ 0.20    $ (.21)  $ 0.41

  Diluted - as reported (prospective)    $ (.39)   $ 0.22    $ (.16)  $ 0.45
  Diluted - pro forma (retroactive)      $ (.41)   $ 0.20    $ (.21)  $ 0.41

Lease Obligations. The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $844 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company.
The company believes that the risk of significant loss from these lease obligations is remote.

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

Condensed Consolidating Financial Information. The company ("parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the parent include May Department Stores International, Inc. (MDSI), Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and subsidiaries, including After Hours Formalwear, Inc.

Condensed consolidating balance sheets as of August 2, 2003, August 3, 2002, and February 1, 2003, the related condensed consolidating statements of earnings for the thirteen week and twenty-six week periods ended August 2, 2003 and August 3, 2002, and the related condensed consolidating statements of cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002, are presented below.

                      Condensed Consolidating Balance Sheet
                                 August 2, 2003
                                   (Unaudited)

(millions)

                                        Subsidiary     Other
                                Parent    Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    45       $     32     $      -       $    77
  Accounts receivable, net           -      1,472             43          (36)        1,479
  Merchandise inventories            -      2,833             99            -         2,932
  Other current assets               -         59             24            -            83
     Total current assets            -      4,409            198          (36)        4,571

Property and equipment, at cost      -      9,000            210            -         9,210
Accumulated depreciation             -     (3,945)           (63)           -        (4,008)
  Property and equipment, net        -      5,055            147            -         5,202

Goodwill                             -      1,129            326            -         1,455
Intangible assets, net               -          5            167            -           172
Other assets                         -        120             11            -           131
Intercompany (payable)
  receivable                      (759)       297          3,662       (3,200)            -
Investment in subsidiaries       4,777          -              -       (4,777)            -
     Total assets             $  4,018    $11,015       $  4,511     $ (8,013)      $11,531

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   138       $      -     $      -       $   138
  Current maturities of
    long-term debt                   -        164              -            -           164
  Accounts payable                   -        953             93            -         1,046
  Accrued expenses                   4        968             95          (36)        1,031
  Income taxes payable               -        (26)            43            -            17
     Total current liabilities       4      2,197            231          (36)        2,396

Long-term debt                       -      3,933              1            -         3,934
Intercompany note payable
  (receivable)                       -      3,200              -       (3,200)            -
Deferred income taxes                -        751             65            -           816
Other liabilities                    -        844             10         (483)          371
ESOP preference shares             249          -              -            -           249
Unearned compensation              (91)       (91)             -           91           (91)
Shareowners' equity              3,856        181          4,204       (4,385)        3,856
     Total liabilities and
       shareowners' equity    $  4,018    $11,015       $  4,511     $ (8,013)      $11,531


Condensed Consolidating Financial Information (continued) -


                         Condensed Consolidating Statement of Earnings
                          For the Thirteen Weeks Ended August 2, 2003
                                       (Unaudited)
(millions)

                                           Subsidiary     Other
                                     Parent    Issuer  Subsidiaries  Eliminations Consolidated
Net sales                          $    -    $  2,833     $    479     $    (312)    $  3,000
Cost of sales                           -       2,066          351          (299)       2,118
Selling, general, and
  administrative expenses               -         599           76           (18)         657
Restructuring costs                     -         318            -             -          318
Interest expense (income), net:
  External                              -          80            -             -           80
  Intercompany                          -          71          (71)            -            -
Equity in loss of subsidiaries        110           -            -          (110)           -
Earnings (loss) before income taxes  (110)       (301)         123           115         (173)
Provision (credit) for income taxes     -        (108)          45             -          (63)
Net earnings (loss)                $ (110)   $   (193)    $     78     $     115     $   (110)


                         Condensed Consolidating Statement of Earnings
                          For the Twenty-six Weeks Ended August 2, 2003
                                       (Unaudited)
(millions)

                                            Subsidiary    Other
                                    Parent    Issuer   Subsidiaries  Eliminations Consolidated
Net sales                          $    -    $  5,538     $    899    $    (564)    $  5,873
Cost of sales                           -       4,094          663         (551)       4,206
Selling, general, and
  administrative expenses               -       1,180          141          (24)       1,297
Restructuring costs                     -         318            -            -          318
Interest expense (income), net:
  External                              -         160            -            -          160
  Intercompany                          -         142         (142)           -            -
Equity in loss of subsidiaries         38           -            -          (38)           -
Earnings (loss) before income taxes   (38)       (356)         237           49         (108)
Provision (credit) for income taxes     -        (157)          87            -          (70)
Net earnings (loss)                $  (38)   $   (199)    $    150    $      49     $    (38)

                                          9

Condensed Consolidating Financial Information (continued) -

                             Condensed Consolidating Statement of Cash Flows
                              For the Twenty-six Weeks Ended August 2, 2003
                                              (Unaudited)
(millions)

                                           Subsidiary     Other
                                    Parent   Issuer    Subsidiaries  Eliminations Consolidated
Operating Activities:
  Net earnings (loss)               $  (38) $   (199)     $    150     $      49     $    (38)
  Equity in loss of subsidiaries        38         -             -           (38)           -
  Depreciation and other
    amortization                         -       262            14             -          276
  Intangible asset amortization          -         1             3             -            4
  Asset impairment                       -       315             -             -          315
  Increase (decrease) in
    working capital                      -       (10)           14             -            4
  Other, net                            89       (36)          (45)          (11)          (3)
Cash flows from operations              89       333           136             -          558

Investing Activities:
  Net additions to property and
    equipment and business
    combination                          -      (305)          (44)            -         (349)
Cash flows used for
  investing activities                   -      (305)          (44)            -         (349)

Financing Activities:
  Net short-term debt repayments         -       (12)            -             -          (12)
  Net long-term debt repayments          -       (16)            -             -          (16)
  Net issuances (repurchases)
    of common stock                    (20)        7             -             -          (13)
  Dividend payments                   (147)        1             -             -         (146)
  Intercompany activity, net            78         -           (78)            -            -
Cash flows used for
  financing activities                 (89)      (20)          (78)            -         (187)

Increase in cash and
  cash equivalents                       -         8            14             -           22

Cash and cash equivalents,
  beginning of period                    -        37            18             -           55

Cash and cash equivalents,
  end of period                    $     -  $     45      $     32     $       -     $     77


Condensed Consolidating Financial Information (continued) -

                             Condensed Consolidating Balance Sheet
                                        August 3, 2002
                                          (Unaudited)

(millions)

                                         Subsidiary     Other
                                 Parent    Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    77       $     19     $      -       $    96
  Accounts receivable, net           -      1,571             44          (36)        1,579
  Merchandise inventories            -      2,891            102            -         2,993
  Other current assets               -         37             18            -            55
     Total current assets            -      4,576            183          (36)        4,723

Property and equipment, at cost      -      9,130            171            -         9,301
Accumulated depreciation             -     (3,913)           (39)           -        (3,952)
  Property and equipment, net        -      5,217            132            -         5,349

Goodwill                             -      1,129            304            -         1,433
Intangible assets, net               -          8            169            -           177
Other assets                         -        108             10            -           118
Intercompany (payable)
  receivable                      (892)       528          3,564       (3,200)            -
Investment in subsidiaries       4,878          -              -       (4,878)            -
     Total assets             $  3,986    $11,566       $  4,362     $ (8,114)      $11,800

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $     -       $      -     $      -       $     -
  Current maturities of
     long-term debt                  -        268              -            -           268
  Accounts payable                   -        993             94            -         1,087
  Accrued expenses                   6        885             78          (36)          933
  Income taxes payable               -         92             23            -           115
     Total current liabilities       6      2,238            195          (36)        2,403

Long-term debt                       -      4,326              1            -         4,327
Intercompany note payable
  (receivable)                       -      3,200              -       (3,200)            -
Deferred income taxes                -        649             67            -           716
Other liabilities                    -        835              9         (470)          374
ESOP preference shares             279          -              -            -           279
Unearned compensation             (152)      (152)             -          152          (152)
Shareowners' equity              3,853        470          4,090       (4,560)        3,853
     Total liabilities and
       shareowners' equity    $  3,986    $11,566       $  4,362     $ (8,114)      $11,800


Condensed Consolidating Financial Information (continued) -


                   Condensed Consolidating Statement of Earnings
                    For the Thirteen Weeks Ended August 3, 2002
                                     (Unaudited)
(millions)

                                           Subsidiary    Other
                                    Parent    Issuer   Subsidiaries  Eliminations  Consolidated
Net sales                          $    -    $  2,890     $    451     $    (311)    $  3,030
Cost of sales                           -       2,093          350          (304)       2,139
Selling, general, and
  administrative expenses               -         609           59           (11)         657
Restructuring costs                     -          39            -             -           39
Interest expense (income), net:
  External                              -          86            -             -           86
  Intercompany                          -          72          (71)           (1)           -
Equity in loss of subsidiaries        (69)          -            -            69            -
Earnings (loss) before income taxes    69          (9)         113           (64)         109
Provision for income taxes              -           1           39             -           40
Net earnings (loss)                $   69    $    (10)    $     74     $     (64)    $     69




                   Condensed Consolidating Statement of Earnings
                   For the Twenty-six Weeks Ended August 3, 2002
                                    (Unaudited)
(millions)

                                           Subsidiary     Other
                                    Parent    Issuer   Subsidiaries  Eliminations  Consolidated
Net sales                          $    -    $  5,836     $    806     $    (516)    $  6,126
Cost of sales                           -       4,240          608          (506)       4,342
Selling, general, and
  administrative expenses               -       1,214          121           (20)       1,315
Restructuring costs                     -          79            -             -           79
Interest expense (income), net:
  External                              -         169            -             -          169
  Intercompany                          -         142         (141)           (1)           -
Equity in loss of subsidiaries       (139)          -            -           139            -
Earnings (loss) before income taxes   139          (8)         218          (128)         221
Provision for income taxes              -           2           80             -           82
Net earnings (loss)                $  139    $    (10)    $    138     $    (128)    $    139


Condensed Consolidating Financial Information (continued) -


                   Condensed Consolidating Statement of Cash Flows
                    For the Twenty-six Weeks Ended August 3, 2002
                                    (Unaudited)
(millions)

                                          Subsidiary     Other
                                   Parent    Issuer    Subsidiaries  Eliminations  Consolidated
Operating Activities:
  Net earnings (loss)              $   139  $    (10)     $    138     $    (128)    $    139
  Equity in earnings of
    subsidiaries                      (139)        -             -           139            -
  Depreciation and other
    amortization                         -       248            14             -          262
  Intangible asset amortization          -         1             4             -            5
  Division combination costs             -        99             -             -           99
  Increase in working capital            -       109             -             -          109
  Other, net                            50        29           (37)          (11)          31
Cash flows from operations              50       476           119             -          645

Investing Activities:
  Net additions to property and
     equipment                           -      (355)          (22)            -         (377)
Cash flows used in
  investing activities                   -      (355)          (22)            -         (377)

Financing Activities:
  Net short-term debt repayments         -       (78)            -             -          (78)
  Net long-term debt repayments          -       (13)            -             -          (13)
  Net issuances of common stock          3         9             -             -           12
  Dividend payments                   (147)        2             -             -         (145)
  Intercompany activity, net            94         -           (94)            -            -
Cash flows used in
  financing activities                 (50)      (80)          (94)            -         (224)

Increase in cash and
  cash equivalents                       -        41             3             -           44

Cash and cash equivalents,
  beginning of period                    -        36            16             -           52

Cash and cash equivalents,
  end of period                    $     -  $     77      $     19     $       -     $     96


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                    Condensed Consolidating Balance Sheet
                                            As of February 1, 2003
(millions)


                                       Subsidiary     Other
                                Parent   Issuer   Subsidiaries  Eliminations Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $    37    $     18     $      -        $    55
  Accounts receivable, net           -      1,733          44          (36)         1,741
  Merchandise inventories            -      2,787          70            -          2,857
  Other current assets               -         49          23           (3)            69
     Total current assets            -      4,606         155          (39)         4,722

Property and equipment, at cost      -      9,024         181            -          9,205
Accumulated depreciation             -     (3,690)        (49)           -         (3,739)
  Property and equipment, net        -      5,334         132            -          5,466

Goodwill                             -      1,129         312            -          1,441
Intangible assets, net               -          6         170            -            176
Other assets                         -        122           9            -            131
Intercompany (payable)
  receivable                      (671)       254         417            -              -
Investment in subsidiaries       4,824          -           -       (4,824)             -
     Total assets              $ 4,153    $11,451    $  1,195     $ (4,863)       $11,936

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $   150    $      -     $      -        $   150
  Current maturities of
    long-term debt                   -        139           -            -            139
  Accounts payable                   -      1,021          78            -          1,099
  Accrued expenses                   5        957          88          (36)         1,014
  Income taxes payable               -        244          23           (3)           264
     Total current liabilities       5      2,511         189          (39)         2,666

Long-term debt                       -      4,034           1            -          4,035
Intercompany note payable
  (receivable)                       -      3,200      (3,200)           -              -
Deferred income taxes                -        646          64            -            710
Other liabilities                    -        840          10         (473)           377
ESOP preference shares             265          -           -            -            265
Unearned compensation             (152)      (152)          -          152           (152)
Shareowners' equity              4,035        372       4,131       (4,503)         4,035
     Total liabilities and
       shareowners' equity     $ 4,153    $11,451    $  1,195     $ (4,863)       $11,936

                                         14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both years beginning the first day a new store has prior-year sales and excludes sales of stores closed during both periods. Net sales and related decreases are as follows:

                                             Percent    Store-for-Store
                      2003        2002       Decrease     Decrease
Second quarter      $3,000      $3,030       (1.0)%        (3.1)%
First six months     5,873       6,126       (4.1)         (6.0)

The total net sales decrease of $30 million for the 2003 second quarter was principally due to a $95 million decrease in store-for-store sales offset by $71 million of new store sales. The total net sales decrease of $253 million for the first six months of 2003 was principally due to a $364 million decrease in store-for-store sales offset by $134 million of new store sales.

The following table presents the components of costs and expenses, as a percent of net sales.

                                     Second Quarter      First Six Months
                                     2003     2002         2003     2002

Net sales                           100.0%   100.0%       100.0%   100.0%
Cost of sales:
  Recurring                          70.6     69.9         71.6     70.6
  Restructuring markdowns             0.0      0.7          0.0      0.3
Selling, general, and
  administrative expenses            21.9     21.7         22.1     21.5
Restructuring costs                  10.6      1.3          5.4      1.3
Interest expense, net                 2.7      2.8          2.7      2.7

Earnings (loss) before income taxes  (5.8)     3.6         (1.8)     3.6

Income taxes                         37.0*    36.6*        65.4*    37.0*

Net earnings (loss)                  (3.6)%    2.3%        (0.6)%    2.3%

* - Percent represents effective income tax rate.

Recurring cost of sales was $2,118 million in the 2003 second quarter, compared to $2,119 million in the 2002 second quarter. For the first six months of 2003, recurring cost of sales was $4,206 million, compared to $4,322 million in the same 2002 period. In addition, $20 million of restructuring markdowns related to the division combinations were incurred in the 2002 second quarter to conform merchandise assortments and to synchronize pricing and promotional strategies.

For the 13 weeks ended August 2, 2003, recurring cost of sales as a percent of net sales increased 0.7%, principally due to a 0.4% increase in occupancy costs and a 0.5% increase in the cost of merchandise. For the 26 weeks ended August 2, 2003, recurring cost of sales as a percent of net sales increased 1.0%, principally due to a 0.7% increase in occupancy costs and a 0.4% increase in the cost of merchandise.

Selling, general, and administrative expenses were $657 million in the second quarter for both 2003 and 2002. For the first six months of 2003, selling, general, and administrative expenses were $1,297 million, compared with $1,315 million in the 2002 period, a 1.4% decrease.

Selling, general, and administrative expenses as a percent of net sales increased from 21.7% in the 2002 second quarter to 21.9% in the 2003 second quarter, principally due to a 0.3% increase in pension costs and a 0.4% increase in severance costs, offset by a 0.2% decrease in credit expense and a 0.5% decrease in payroll costs. Selling, general, and administrative expenses as a percent of net sales increased from 21.5% in the first six months of 2002 to 22.1% in the first six months of 2003. For the first six months of 2003, pension costs increased 0.3%, payroll costs increased 0.3%, and other expenses increased 0.3%, offset by a 0.3% decrease in credit expense.

In the 2003 second quarter, we announced our intentions to divest 34 department stores. The store divestitures will result in asset impairment, severance and other charges of approximately $380 million, of which $318 million, or $0.69 per share, were recognized in the 2003 second quarter. The 2003 second quarter costs consisted of $315 million of non-cash asset impairment charges and $3 million of initial severance benefits. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. The remaining cash costs for severance, inventory liquidation, and other charges will be incurred as each store is divested.

In 2002, charges of $114 million, or $0.24 per share, were recognized related to division combinations. Of these charges, $59 million, or $0.12 per share, were recognized in the 2002 second quarter, $20 million of which were included as cost of sales. Charges of $99 million, or $0.20 per share, were recognized in the first six months of 2002, $20 million of which were included as cost of sales.

In June 2003, our After Hours Formalwear division purchased certain assets of Modern Tuxedo. This business combination consisted of 25 tuxedo rental and retail sales locations in the Chicago metropolitan area and did not have a material effect on results of operations or financial position.

Components of net interest expense were (millions):

                                    Second Quarter        First Six Months
                                     2003    2002           2003      2002

Interest expense                     $ 85    $  94          $170     $ 188
Interest income                         -       (1)           (1)       (7)
Capitalized interest                   (5)      (7)           (9)      (12)
  Net interest expense               $ 80    $  86          $160     $ 169

Interest expense principally relates to long-term debt.

Short-term borrowings were (dollars in millions):

                                     Second Quarter        First Six Months
                                      2003   2002           2003     2002

  Average balance outstanding         $321   $112           $285     $ 80
  Average interest rate on
    average balance                    1.3%   1.8%           1.3%     1.8%

The effective income tax rate for the first six months of 2003 was 65.4%, compared with 37.0% in the first six months of 2002. The change is due to a $31 million tax credit recorded in the 2003 first quarter upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, our 2003 estimated effective tax rate is 37.0%.

Operating results for the trailing years were (millions, except per share):

                                                       Aug. 2,      Aug. 3,
                                                        2003         2002

  Net sales                                          $  13,238     $ 13,837
  Net earnings                                       $     365     $    622
  Diluted earnings per share                         $    1.15     $   1.97

Financial Condition

Cash Flows. Cash flows from operations were $558 million and $645 million in the first six months of 2003 and 2002, respectively. The 2003 decrease in operating cash flows is primarily due to decreases from accounts receivable and accounts payable, partially offset by the effect of inventory balance changes.

Liquidity, Available Credit, and Debt Ratings. We finance our activities primarily with cash flows from operations, borrowings under credit facilities and issuances of long-term debt. We can borrow up to $1.0 billion under our credit agreements, consisting of a $700 million multi-year credit agreement and a $300 million 364-day credit agreement, which was renewed August 4, 2003. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.

As of August 15, 2003, our bonds are rated Baa1 by Moody's Investors Service, Inc. and BBB+ by Standard & Poor's Corporation. Our commercial paper is rated Prime-2 by Moody's and A-2 by Standard & Poor's. Our senior unsecured bank credit agreements are rated Baa1 by Moody's.

Financial Ratios. Key financial ratios as of and for the twenty-six weeks ended August 2, 2003 and August 3, 2002, and as of and for the fifty-two weeks ended February 1, 2003 are as follows:

                                          Aug. 2,     Aug. 3,        Feb. 1,
                                          2003        2002           2003

Current Ratio                                1.9         2.0            1.8
Debt-Capitalization Ratio                     49%         50%            48%
Fixed Charge Coverage                        0.4x        2.0x           2.8x

The decline in the fixed charge coverage ratio for the first six months of 2003 is due to the second quarter restructuring charge reducing earnings.

Impact of New Accounting Pronouncements

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

Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include, but are not limited to: competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates, and our ability to manage the business to minimize the disruption of sales and customer service as a result of the restructuring activities. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first six months of fiscal 2003 and fiscal 2002, we did not enter into any derivative financial instruments.

Item 4 - Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

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

Item 2 - Changes in Securities and Use of Proceeds - None.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of shareowners of registrant was held on May 23, 2003.

        (b) At the annual meeting of shareowners of registrant held on May 23, 2003, the registrant's voting securities carried 305,774,098 votes, of which 274,677,046 were voted at the meeting. Action was taken with respect to:

            (i) the election of five directors of registrant;
                                                                     Authority
                                                 For                  Withheld

                John L. Dunham              200,706,866             73,970,180
                Russell E. Palmer           191,371,207             83,305,839
                Michael R. Quinlan          191,564,337             83,112,709
                Joyce M. Roche'             227,546,036             47,131,010
                William P. Stiritz          200,418,186             74,258,860

           (ii) a ratification of the appointment of Deloitte & Touche LLP as independent auditors (263,974,089 votes in favor, 8,709,144 votes against and 1,993,813 votes abstained);

          (iii) a resolution to approve an amendment to the company's 1994 Stock Incentive Plan (205,248,259 votes in favor, 41,895,874 votes against, 2,720,143 votes abstained and 24,812,770 not voted);

           (iv) a proposal relating to a classified board of directors (176,447,898 votes in favor, 69,074,923 votes against, 4,341,455 votes abstained and 24,812,770 not voted).

            All such proposals were set forth and described in detail in the Notice of Annual Meeting and Proxy Statement of registrant dated April 4, 2003, Filed with the Commission pursuant to Rule 12b-23
            (b).

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        10.1 - 364-day Credit Agreement dated as of August 4, 2003 among The May Department Stores Company, a New York corporation, as Borrower, The May Department Stores Company, a Delaware corporation, as Guarantor, and The Initial Lenders Named Herein, as Initial Lenders, and Citibank, N.A., as Administrative Agent, and JPMorgan Chase Bank, The Bank of New York, Bank One NA, and BNP Paribas, Chicago Branch, as Syndication Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Bookrunners.
        10.2 - Amendment No. 1 to the Five Year Credit Agreement, dated as of August 4, 2003, among The May Department Stores Company, a New York corporation, as Borrower, The May Department Stores Company, a Delaware corporation, as Guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement, and Citibank, N.A., as Agent for the Lenders.

        12   -  Computation of Ratio of Earnings to Fixed Charges
        15   -  Letter Regarding Unaudited Interim Financial Information
        31.1 -  Certification Pursuant to Exchange Act 13a-15 and 15d-15(e)
        31.2 - Certification Pursuant to Exchange Act 13a-15 and 15d-15(e) 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002(18 U.S.C. Section 1350, as adopted)

  (b)   Reports on Form 8-K

        A report dated May 8, 2003, which furnished a company press release providing information on its earnings for the 13 weeks ended May 3, 2003.

        A report dated May 13, 2003, which furnished a company press release announcing its financial results for the 13 weeks ended May 3, 2003.

        A report dated June 20, 2003, which filed information concerning debt ratings.

        A report dated June 27, 2003, which filed information concerning debt ratings.

        A report dated July 30, 2003, which filed a company press release announcing its intention to divest 32 Lord & Taylor stores.

        A report dated August 12, 2003, which furnished a company press release announcing its financial results for the 13 and 26 weeks ended August 2, 2003.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  September 11, 2003

                                              /s/ Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareowners
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002, and of cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri
September 9, 2003

                                                                     Exhibit 12

                       THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 1, 2003 AND FOR THE
                     TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002


(dollars in millions)



                                          26 Weeks Ended                Fiscal Year Ended
                                         Aug. 2,  Aug. 3,   Feb. 1,   Feb. 2,   Feb. 3,  Jan. 29, Jan. 30,
                                           2003     2002      2003      2002      2001      2000     1999
Earnings Available for Fixed Charges:
Pretax earnings (loss) from continuing
  operations                             $ (108)  $  221    $  820    $1,139    $1,402    $1,523   $1,395
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              185      201       405       411       406       346      344
Dividends on ESOP preference shares          (9)     (10)      (20)      (22)      (23)      (24)     (25)
Capitalized interest amortization             5        4         9         8         8         7        7
                                             73      416     1,214     1,536     1,793     1,852    1,721

Fixed Charges:
Gross interest expense (a)               $  175   $  195    $  392    $  401    $  395    $  340   $  339
Interest factor attributable to
  rent expense                               20       18        36        32        28        22       21
                                            195      213       428       433       423       362      360

Ratio of Earnings to Fixed Charges          0.4      2.0       2.8       3.5       4.2       5.1      4.8

    (a) Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.

                                                                     Exhibit 15

September 9, 2003

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002, as indicated in our report dated August 28, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, is incorporated by reference in Registration Statements Nos. 333-59792, 333-76227, 333-00957, and 333-103352 on Form S-8 and Registration Statements Nos. 333-42940 and 333-42940-01 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri

                                                                   Exhibit 31.1

                                CERTIFICATION


I, Eugene S. Kahn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The May Department Stores Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: September 11, 2003                  /s/ Eugene S. Kahn
                                          Eugene S. Kahn
                                          Chairman of the Board and
                                          Chief Executive Officer

                                                                   Exhibit 31.2

                                CERTIFICATION


I, Thomas D. Fingleton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The May Department Stores Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: September 11, 2003                  /s/ Thomas D. Fingleton
                                          Thomas D. Fingleton
                                          Executive Vice President and
                                          Chief Financial Officer

                                                                     Exhibit 32

                   CERTIFICATION PURSUANT TO SECTION 906 OF
           THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending August 2, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.   The Report fully complies with the requirements of
            section 13(a) or section 15(d) of the Securities
            Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   September 11, 2003



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