Form 10-Q
period 2003-11-01
MAY DEPARTMENT STORES CO
filed 2003-12-05
CIK 63416

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended November 1, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 288,582,164 shares of common stock, $.50 par value, as of November 29, 2003.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

(millions)

                                           Nov. 1,     Nov. 2,       Feb. 1,
ASSETS                                       2003        2002          2003

Current assets:
  Cash and cash equivalents             $      65   $      65    $       55
  Accounts receivable, net                  1,449       1,540         1,741
  Merchandise inventories                   3,493       3,596         2,857
  Other current assets                         98          74            82
     Total current assets                   5,105       5,275         4,735

Property and equipment, at cost             9,294       9,523         9,205
Accumulated depreciation                   (4,139)     (4,096)       (3,739)
  Property and equipment, net               5,155       5,427         5,466

Goodwill                                    1,468       1,433         1,441
Intangible assets, net                        170         174           176
Other assets                                  129         115           131

     Total assets                       $  12,027   $  12,424    $   11,949


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $     270   $     618    $      150
  Current maturities of
    long-term debt                            235         315           139
  Accounts payable                          1,405       1,349         1,099
  Accrued expenses                            954         964           880
  Income taxes payable                         28         102           264
     Total current liabilities              2,892       3,348         2,532

Long-term debt                              3,802       4,041         4,035

Deferred income taxes                         831         729           710

Other liabilities                             525         396           524

ESOP preference shares                        241         272           265

Unearned compensation                         (91)       (152)         (152)

Shareowners' equity                         3,827       3,790         4,035

     Total liabilities and
        shareowners' equity             $  12,027   $  12,424    $   11,949





           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(millions, except per share)         13 Weeks Ended         39 Weeks Ended
                                    Nov. 1,    Nov. 2,     Nov. 1,    Nov. 2,
                                      2003       2002        2003       2002

Net sales                         $  2,976   $  2,992    $  8,849  $   9,118
Cost of sales:
  Recurring                          2,160      2,171       6,366      6,493
  Restructuring markdowns                1          3           1         23
Selling, general, and
  administrative expenses              658        691       1,955      2,006
Restructuring costs                      5          6         323         85
Interest expense, net                   78         96         238        265
Earnings (loss) before
  income taxes                          74         25         (34)       246
Provision (credit) for
  income taxes                          27          9         (43)        91

Net earnings                      $     47   $     16    $      9  $     155

Basic earnings (loss) per share   $    .15   $    .05    $   (.01) $     .50

Diluted earnings (loss) per share $    .15   $    .05    $   (.01) $     .50

Dividends paid per
 common share                     $    .24   $.23-3/4    $    .72  $ .71-1/4

Weighted average shares
 outstanding:
 Basic                               290.0      288.3       289.9      288.1
 Diluted                             290.5      307.4       289.9      308.4

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                39 Weeks Ended
                                                        Nov. 1,       Nov. 2,
                                                          2003          2002
Operating Activities:
  Net earnings                                      $        9    $      155
  Adjustment for non-cash items included in earnings:
    Depreciation and other amortization                    420           406
    Intangible asset amortization                            6             8
    Store divestiture asset impairments                    317             -
  Working capital changes:
    Accounts receivable, net                               292           398
    Merchandise inventories                               (636)         (721)
    Other current assets                                    (8)          (19)
    Accounts payable                                       306           326
    Accrued expenses                                       102            99
    Income taxes payable                                  (135)         (170)
  Other, net                                                18            62

Cash flows from operations                                 691           544

Investing Activities:
  Net additions to property and equipment, and
    business combinations                                 (480)         (598)

Cash flows used for investing activities                  (480)         (598)

Financing Activities:
  Net short-term debt issuances                            120           540
  Net long-term debt repayments                            (77)         (253)
  Net repurchases of common stock                          (24)           (2)
  Dividend payments                                       (220)         (218)

Cash flows (used for) from financing activities           (201)           67

Increase in cash and cash equivalents                       10            13

Cash and cash equivalents,
    beginning of period                                     55            52

Cash and cash equivalents,
    end of period                                   $       65    $       65


Cash paid during the period:

  Interest                                          $      252    $      299
  Income taxes                                              85           223

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 29-35) in the 2002 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Operating results of periods, which exclude the Christmas season, may not be indicative of the operating results that may be expected for the fiscal year.

Restructuring Costs.  Restructuring costs consisted of the following:

Store Divestitures - In the second quarter of 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in estimated total charges of $380 million, consisting of asset impairments of $317 million, inventory liquidation losses of $25 million, severance benefits of $23 million, and other charges of approximately $15 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits.
Of the $380 million in expected total charges, $6 million was recognized in the third quarter and $324 million was recognized in the first nine months of 2003.

The company will continue to fulfill its obligations under existing agreements with landlords and developers to operate each store until satisfactory arrangements are negotiated. This process may take three or more years to complete. Through the end of the 2003 third quarter, the company has closed two of the 34 stores it intends to divest.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(millions)                                                        Balance
                                    2003              Non-cash     Nov. 1,
                                  Charge   Payments       Uses       2003
Asset impairments                  $ 317       $  -     $ (317)      $  -
Severance benefits                     4         (4)         -          -
Inventory liquidation losses           1          -         (1)         -
Other                                  2         (2)         -          -
  Total                            $ 324       $ (6)    $ (318)      $  -

Asset impairment charges were recorded to reduce store assets to their estimated fair values due to the shorter period over which they will be used. Estimated fair values were based on estimated market values of similar assets. Severance benefits are recognized as each store is closed. As of November 1, 2003, severance benefits have been paid to 250 store and central office associates. Inventory liquidation losses are incurred to mark down inventory during liquidation sales as stores are closed and are included in cost of sales.

Division Combinations - In 2002, the company recorded restructuring charges of $102 million for the Filene's/Kaufmann's and Robinsons-May/Meier & Frank division combinations and $12 million for the closure of the Arizona Credit Center and realignment of the company's data center. Of the $114 million in total charges, $9 million was recognized in the third quarter of 2002, $3 million of which was included as cost of sales. Charges of $108 million were recognized in the first nine months of 2002, $23 million of which was included as cost of sales.

Restructuring Costs (continued). The significant components of the division combination costs and status of the related liability are summarized below:

(millions)                          Balance                       Balance
                          Total |    Feb. 1,            Non-cash   Nov. 1,
                         Charge |      2003   Payments      Uses     2003
Severance and                   |
  relocation benefits      $ 59 |      $ 17    $ (13)      $  -      $  4
Inventory alignment          23 |         -        -          -         -
Central office closure       15 |         -        -          -         -
Other                        17 |         7       (2)        (5)        -
  Total                    $114 |      $ 24    $ (15)      $ (5)     $  4

Severance and relocation benefits include severance for approximately 2,000 associates and the costs to relocate certain employees. Inventory alignment includes the markdowns incurred to conform merchandise assortments and synchronize pricing and promotional strategies. Central office closure primarily includes accelerated depreciation of fixed assets in the closed central offices. As of November 1, 2003, severance benefits of $4 million are payable to former associates whose jobs were eliminated in these combinations. All severance will be paid by the end of 2004.

Business Combinations. In the 2003 third quarter, the company purchased certain assets of Desmonds Formalwear, consisting of 66 tuxedo rental and retail sales locations in the Midwest. The company also purchased 7 tuxedo rental and retail sales locations in Atlanta operating as Tyndall's Formal Wear. Earlier in 2003, the company purchased 25 Modern Tuxedo stores in the Chicago metropolitan area. The purchase price allocations for these business combinations are preliminary and subject to final valuations. These acquisitions did not have a material effect on the company's results of operations or financial position.

Income Taxes. The effective income tax rate was 37.0% for both the third quarter of 2003 and 2002. The effective income tax rate for the first nine months of 2003 was 126.8% due to a $31 million tax credit recorded in the first quarter of 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's estimated effective tax rate for the first nine months of 2003 was 37.0%, compared with 37.0% for the same period in 2002.

Inventories. Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method.

Earnings (Loss) per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share ("EPS") for the periods shown.

(millions, except per share)
                                             13 Weeks Ended
                                Nov. 1, 2003               Nov. 2, 2002
                         Earnings   Shares     EPS   Earnings  Shares    EPS
Net earnings              $    47                    $    16
ESOP preference share
 dividends                     (4)                        (5)

Basic EPS                      43    290.0  $  .15        11    288.3  $  .05

ESOP preference shares          -        -                 4     18.4
Assumed exercise of
 options (treasury
 stock method)                  -      0.5                 -      0.7

Diluted EPS               $    43    290.5  $  .15   $    15    307.4  $  .05

                                           39 Weeks Ended
                                 Nov. 1, 2003               Nov. 2, 2002
                         Earnings   Shares     EPS   Earnings   Shares     EPS
Net earnings              $     9                    $   155
ESOP preference share
 dividends                    (12)                       (14)

Basic EPS                      (3)   289.9  $ (.01)      141     288.1  $  .50

ESOP preference shares          -        -                13      18.7
Assumed exercise of
 options (treasury
 stock method)                  -        -                 -       1.6

Diluted EPS               $    (3)   289.9  $ (.01)  $   154     308.4  $  .50


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

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings using the prospective method of transition is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings (loss) per share for the third quarter and first nine months of 2003 if the fair value based method had been applied retroactively to all outstanding unvested grants rather than prospectively.

(millions, except per share)              13 Weeks Ended     39 Weeks Ended
                                          Nov. 1,  Nov. 2,   Nov. 1,  Nov. 2,
                                           2003      2002      2003     2002

Net earnings, as reported                 $  47     $  16     $   9    $ 155
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                           1         -         2        -
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value based method,
         net of tax                          (6)       (6)      (19)     (17)
Pro forma net earnings (loss)             $  42     $  10     $  (8)   $ 138

Earnings (loss) per share:
  Basic - as reported (prospective)      $ 0.15    $ 0.05    $ (.01)  $ 0.50
  Basic - pro forma (retroactive)        $ 0.13    $ 0.03    $ (.07)  $ 0.44

  Diluted - as reported (prospective)    $ 0.15    $ 0.05    $ (.01)  $ 0.50
  Diluted - pro forma (retroactive)      $ 0.13    $ 0.03    $ (.07)  $ 0.44

Lease Obligations. The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $833 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Impact of New Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. The company did not reclassify any financial instruments as a result of adopting SFAS No. 150.

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

Condensed consolidating balance sheets as of November 1, 2003, November 2, 2002,and February 1, 2003, the related condensed consolidating statements of earnings for the thirteen week and thirty-nine week periods ended November 1, 2003 and November 2, 2002, and the related condensed consolidating statements of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002, are presented below.

                      Condensed Consolidating Balance Sheet
                             As of November 1, 2003
                                   (Unaudited)

(millions)

                                        Subsidiary     Other
                                Parent    Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    52       $     13     $      -       $    65
  Accounts receivable, net           -      1,442             43          (36)        1,449
  Merchandise inventories            -      3,394             99            -         3,493
  Other current assets               -         92             24          (18)           98
     Total current assets            -      4,980            179          (54)        5,105

Property and equipment, at cost      -      9,068            226            -         9,294
Accumulated depreciation             -     (4,070)           (69)           -        (4,139)
  Property and equipment, net        -      4,998            157            -         5,155

Goodwill                             -      1,129            339            -         1,468
Intangible assets, net               -          5            165            -           170
Other assets                         -        119             10            -           129
Intercompany (payable)
  receivable                      (820)       317          3,728       (3,225)            -
Investment in subsidiaries       4,797          -              -       (4,797)            -
     Total assets             $  3,977    $11,548       $  4,578     $ (8,076)      $12,027

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   270       $      -     $      -       $   270
  Current maturities of
     long-term debt                  -        235              -            -           235
  Accounts payable                   -      1,306             99            -         1,405
  Accrued expenses                   -        884            105          (35)          954
  Income taxes payable               -          -             46          (18)           28
     Total current liabilities       -      2,695            250          (53)        2,892

Long-term debt                       -      3,801              1            -         3,802
Intercompany note payable
  (receivable)                       -      3,225              -       (3,225)            -
Deferred income taxes                -        766             65            -           831
Other liabilities                    -        516              9            -           525
Minority interest in subsidiary      -        489              -         (489)            -
ESOP preference shares             241          -              -            -           241
Unearned compensation              (91)       (91)             -           91           (91)
Shareowners' equity              3,827        147          4,253       (4,400)        3,827
     Total liabilities and
      shareowners' equity     $  3,977    $11,548       $  4,578     $ (8,076)      $12,027


Condensed Consolidating Financial Information (continued) -


                         Condensed Consolidating Statement of Earnings For the Thirteen Weeks Ended November 1, 2003
                                       (Unaudited)
(millions)

                                           Subsidiary    Other
                                    Parent    Issuer  Subsidiaries  Eliminations Consolidated
Net sales                           $    -   $  2,838     $    589     $   (451)    $  2,976
Cost of sales                            -      2,135          467         (441)       2,161
Selling, general, and
  administrative expenses                -        602           71          (15)         658
Restructuring costs                      -          5            -            -            5
Interest expense (income), net:
  External                               -         78            -            -           78
  Intercompany                           -         71          (71)           -            -
Equity in earnings of subsidiaries     (47)         -            -           47            -
Earnings (loss) before income taxes     47        (53)         122          (42)          74
Provision (credit) for income taxes      -        (16)          43            -           27
Net earnings (loss)                 $   47   $    (37)    $     79     $    (42)    $     47


                         Condensed Consolidating Statement of Earnings
                       For the Thirty-nine Weeks Ended November 1, 2003
                                         (Unaudited)
(millions)

                                           Subsidiary     Other
                                    Parent    Issuer   Subsidiaries Eliminations Consolidated
Net sales                           $    -   $  8,376     $  1,488     $ (1,015)    $  8,849
Cost of sales                            -      6,229        1,130         (992)       6,367
Selling, general, and
  administrative expenses                -      1,782          212          (39)       1,955
Restructuring costs                      -        323            -            -          323
Interest expense (income), net:
  External                               -        238            -            -          238
  Intercompany                           -        213         (213)           -            -
Equity in earnings of subsidiaries      (9)         -            -            9            -
Earnings (loss) before income taxes      9       (409)         359            7          (34)
Provision (credit) for income taxes      -       (173)         130            -          (43)
Net earnings (loss)                 $    9   $   (236)    $    229     $      7     $      9


Condensed Consolidating Financial Information (continued) -

                             Condensed Consolidating Statement of Cash Flows
                            For the Thirty-nine Weeks Ended November 1, 2003
                                              (Unaudited)
(millions)

                                           Subsidiary    Other
                                    Parent   Issuer   Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings (loss)              $     9  $   (236)     $    229     $       7      $      9
  Equity in earnings
    of subsidiaries                     (9)        -             -             9             -
  Depreciation and other
    amortization                         -       398            22             -           420
  Intangible asset amortization          -         1             5             -             6
  Store divestiture
    asset impairments                    -       317             -             -           317
  Increase (decrease) in
    working capital                     (4)     (108)           33             -           (79)
  Other, net                           150       (29)          (87)          (16)           18
Cash flows from operations             146       343           202             -           691

Investing activities:
  Net additions to property and
    equipment, and business
    combinations                         -      (406)          (74)            -          (480)
Cash flows used for
  investing activities                   -      (406)          (74)            -          (480)

Financing activities:
  Net short-term debt issuances          -       120             -             -           120
  Net long-term debt repayments          -       (52)          (25)            -           (77)
  Net issuances (repurchases) of
    common stock                       (33)        9             -             -           (24)
  Dividend payments                   (221)        1             -             -          (220)
  Intercompany activity, net           108         -          (108)            -             -
Cash flow (used for) from
  financing activities                (146)       78          (133)            -          (201)

Increase (decrease) in cash and
  cash equivalents                       -        15            (5)            -            10

Cash and cash equivalents,
  beginning of period                    -        37            18             -            55

Cash and cash equivalents,
  end of period                    $     -  $     52      $     13     $       -      $     65


Condensed Consolidating Financial Information (continued) -

                             Condensed Consolidating Balance Sheet
                                    As of November 2, 2002
                                          (Unaudited)

(millions)

                                        Subsidiary     Other
                               Parent     Issuer    Subsidiaries   Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    47       $     18     $      -        $    65
  Accounts receivable, net           -      1,533             43          (36)         1,540
  Merchandise inventories            -      3,513             83            -          3,596
  Other current assets               -         57             17            -             74
    Total current assets             -      5,150            161          (36)         5,275

Property and equipment, at cost      -      9,343            180            -          9,523
Accumulated depreciation             -     (4,049)           (47)           -         (4,096)
  Property and equipment, net        -      5,294            133            -          5,427

Goodwill                             -      1,129            304            -          1,433
Intangible assets, net               -          7            167            -            174
Other assets                         -        105             10            -            115
Intercompany (payable)
  receivable                      (937)       487          3,650       (3,200)             -
Investment in subsidiaries       4,848          -              -       (4,848)             -
    Total assets              $  3,911    $12,172       $  4,425     $ (8,084)       $12,424

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   618       $      -     $      -        $   618
  Current maturities of
    long-term debt                   -        315              -            -            315
  Accounts payable                   -      1,243            106            -          1,349
  Accrued expenses                   1        911             89          (37)           964
  Income taxes payable               -         77             25            -            102
     Total current liabilities       1      3,164            220          (37)         3,348

Long-term debt                       -      4,039              2            -          4,041
Intercompany note payable
  (receivable)                       -      3,200              -       (3,200)             -
Deferred income taxes                -        660             69            -            729
Other liabilities                    -        387              9            -            396
Minority interest in subsidiary      -        475              -         (475)             -
ESOP preference shares             272          -              -            -            272
Unearned compensation             (152)      (152)             -          152           (152)
Shareowners' equity              3,790        399          4,125       (4,524)         3,790
     Total liabilities and
      shareowners' equity     $  3,911    $12,172       $  4,425     $ (8,084)       $12,424


Condensed Consolidating Financial Information (continued) -

                   Condensed Consolidating Statement of Earnings
                   For the Thirteen Weeks Ended November 2, 2002
                                   (Unaudited)


(millions)

                                            Subsidiary     Other
                                    Parent    Issuer   Subsidiaries  Eliminations  Consolidated
Net sales                           $    -   $  2,875      $    627     $  (510)    $  2,992
Cost of sales                            -      2,162           516        (504)       2,174
Selling, general, and
  administrative expenses                -        647            57         (13)         691
Restructuring costs                      -          6             -           -            6
Interest expense (income), net:
  External                               -         97            (1)          -           96
  Intercompany                           -         71           (72)          1            -
Equity in earnings of subsidiaries     (16)         -             -          16            -
Earnings (loss) before income taxes     16       (108)          127         (10)          25
Provision (credit) for income taxes      -        (37)           46           -            9
Net earnings (loss)                 $   16   $    (71)     $     81     $   (10)    $     16


                   Condensed Consolidating Statement of Earnings
                  For the Thirty-nine Weeks Ended November 2, 2002
                                    (Unaudited)

(millions)

                                            Subsidiary     Other
                                     Parent   Issuer    Subsidiaries Eliminations Consolidated
Net sales                           $    -   $  8,711      $  1,433    $ (1,026)    $  9,118
Cost of sales                            -      6,402         1,124      (1,010)       6,516
Selling, general, and
  administrative expenses                -      1,861           178         (33)       2,006
Restructuring costs                      -         85             -           -           85
Interest expense (income), net:
  External                               -        266            (1)          -          265
  Intercompany                           -        213          (213)          -            -
Equity in earnings of subsidiaries    (155)         -             -         155            -
Earnings (loss) before income taxes    155       (116)          345        (138)         246
Provision (credit) for income taxes      -        (35)          126           -           91
Net earnings (loss)                 $  155   $    (81)     $    219    $   (138)    $    155


Condensed Consolidating Financial Information (continued) -

                   Condensed Consolidating Statement of Cash Flows
                  For the Thirty-nine Weeks Ended November 2, 2002
                                    (Unaudited)

(millions)

                                            Subsidiary     Other
                                   Parent     Issuer    Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings (loss)              $  155   $    (81)     $    219      $  (138)     $    155
  Equity in earnings of subsidiaries (155)         -             -          155             -
  Depreciation and other
    amortization                        -        382            24            -           406
  Intangible asset amortization         -          2             6            -             8
  Increase (decrease) in
    working capital                    (5)      (132)           50            -           (87)
  Other, net                           95        112          (128)         (17)           62
Cash flows from operations             90        283           171            -           544

Investing activities:
  Net additions to property and
    equipment, and business
    combinations                        -       (569)          (29)           -          (598)
Cash flows used for investing
  activities                            -       (569)          (29)           -          (598)

Financing activities:
  Net short-term debt issuances         -        540             -            -           540
  Net long-term debt repayments         -       (253)            -            -          (253)
  Net issuances (repurchases) of
    common stock                      (10)         8             -            -            (2)
  Dividend payments                  (220)         2             -            -          (218)
  Intercompany activity, net          140          -          (140)           -             -
Cash flows (used for) from
  financing activities                (90)       297          (140)           -            67

Increase in cash and
  cash equivalents                      -         11             2            -            13

Cash and cash equivalents,
  beginning of period                   -         36            16            -            52

Cash and cash equivalents,
  end of period                    $    -   $     47      $     18      $     -      $     65


Condensed Consolidating Financial Information (continued) -

                                    Condensed Consolidating Balance Sheet
                                           As of February 1, 2003
                                                 (Unaudited)

(millions)

                                          Subsidiary     Other
                                 Parent     Issuer    Subsidiaries   Eliminations Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -     $    37       $     18      $      -       $    55
  Accounts receivable, net           -       1,733             44           (36)        1,741
  Merchandise inventories            -       2,787             70             -         2,857
  Other current assets               -          62             23            (3)           82
    Total current assets             -       4,619            155           (39)        4,735

Property and equipment, at cost      -       9,024            181             -         9,205
Accumulated depreciation             -      (3,690)           (49)            -        (3,739)
  Property and equipment, net        -       5,334            132             -         5,466

Goodwill                             -       1,129            312             -         1,441
Intangible assets, net               -           6            170             -           176
Other assets                         -         122              9             -           131
Intercompany (payable)
  receivable                      (671)        254          3,617        (3,200)            -
Investment in subsidiaries       4,824           -              -        (4,824)            -
    Total assets               $ 4,153     $11,464       $  4,395      $ (8,063)      $11,949



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -     $   150       $      -      $      -       $   150
  Current maturities of
    long-term debt                   -         139              -             -           139
  Accounts payable                   -       1,021             78             -         1,099
  Accrued expenses                   5         823             88           (36)          880
  Income taxes payable               -         244             23            (3)          264
    Total current liabilities        5       2,377            189           (39)        2,532

Long-term debt                       -       4,034              1             -         4,035
Intercompany note payable
  (receivable)                       -       3,200              -        (3,200)            -
Deferred income taxes                -         646             64             -           710
Other liabilities                    -         987             10          (473)          524
ESOP preference shares             265           -              -             -           265
Unearned compensation             (152)       (152)             -           152          (152)
Shareowners' equity              4,035         372          4,131        (4,503)        4,035
    Total liabilities and
      shareowners' equity      $ 4,153     $11,464       $  4,395      $ (8,063)      $11,949


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales. Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both periods beginning the first day a new store has prior-year sales and exclude sales of stores closed during both periods. Net sales and related decreases were as follows:

(dollars in millions)                       Percent    Store-for-Store
                      2003        2002      Decrease       Decrease
Third quarter       $2,976      $2,992       (0.5)%          (2.4)%
First nine months    8,849       9,118       (2.9)           (4.8)

The total net sales decrease of $16 million for the 2003 third quarter was principally due to a $72 million decrease in store-for-store sales offset by $68 million of new store sales. The total net sales decrease of $269 million for the first nine months of 2003 was principally due to a $436 million decrease in store-for-store sales offset by $202 million of new store sales. The decrease in store-for-store sales is characterized by decreases in the number of transactions and the average price per item, partially offset by an increase in the number of items per transaction.

The following table presents the statements of earnings as a percent of net sales.

                                     Third Quarter     First Nine Months
                                     2003     2002         2003     2002

Net sales                           100.0%   100.0%       100.0%   100.0%
Cost of sales:
  Recurring                          72.6     72.6         71.9     71.2
  Restructuring markdowns             0.0      0.1          0.0      0.3
Selling, general, and
  administrative expenses            22.1     23.1         22.1     22.0
Restructuring costs                   0.2      0.2          3.7      0.9
Interest expense, net                 2.6      3.2          2.7      2.9

Earnings (loss) before income taxes   2.5      0.8         (0.4)     2.7

Income taxes                         37.0*    37.0*       126.8*    37.0*

Net earnings                          1.6%     0.5%         0.1%     1.7%

* - Percent represents effective income tax rate.

Cost of Sales. Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, and buying and occupancy costs. Restructuring markdowns in 2003 consist of inventory liquidation losses incurred to mark down inventory during liquidation sales as stores to be divested are closed. Restructuring markdowns in 2002 consist of markdowns incurred to conform merchandise assortments and synchronize pricing and promotional strategies during the division combinations.

Recurring cost of sales was $2,160 million in the 2003 third quarter, compared to $2,171 million in the 2002 third quarter. For the first nine months of 2003, recurring cost of sales was $6,366 million, compared to $6,493 million in the same 2002 period. Restructuring markdowns were $3 million and $23 million in the third quarter and first nine months of 2002, respectively.

Recurring cost of sales as a percent of net sales was 72.6% for both the third quarter of 2003 and 2002. For the 2003 third quarter, a 0.3% increase in occupancy costs was offset by a 0.3% decrease in the cost of merchandise. For the 39 weeks ended November 1, 2003, recurring cost of sales as a percent of net sales increased 0.7%, principally due to a 0.6% increase in occupancy costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $658 million in the 2003 third quarter, compared with $691 million in the 2002 third quarter. For the first nine months of 2003, selling, general, and administrative expenses were $1,955 million, compared with $2,006 million in the 2002 period.

Selling, general, and administrative expenses as a percent of net sales decreased from 23.1% in the third quarter of 2002 to 22.1% in the third quarter of 2003, principally due to an 0.8% decrease in payroll costs, a 0.5% decrease in advertising costs, and a 0.3% decrease in credit costs, offset by a 0.4% increase in pension costs. Selling, general, and administrative expenses as a percent of net sales increased from 22.0% in the first nine months of 2002 to 22.1% in the first nine months of 2003. For the first nine months of 2003, pension costs increased 0.3% and other expenses increased 0.3%, offset by a 0.3% decrease in credit expense and a 0.2% decrease in advertising costs.

Restructuring Costs. In the second quarter of 2003, we announced our intention to divest 34 underperforming department stores. These divestitures will result in estimated total charges of $380 million, consisting of asset impairments of $317 million, inventory liquidation losses of $25 million, severance benefits of $23 million, and other charges of approximately $15 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million in expected total charges, $6 million, or $0.01 per share, was recognized in the 2003 third quarter and $324 million, or $0.70 per share, was recognized in the first nine months of 2003.

We will continue to fulfill our obligations under existing agreements with landlords and developers to operate each store until satisfactory arrangements are negotiated. This process may take three or more years to complete. Through the end of the 2003 third quarter, we have closed two of the 34 stores we intend to divest.

Asset impairment charges were recorded to reduce store assets to their estimated fair values due to the shorter period over which they will be used. Estimated fair values were based on estimated market values of similar assets. Severance benefits are recognized as each store is closed. As of November 1, 2003, severance benefits of $4 million have been paid to 250 store and central office associates. Inventory liquidation losses and other costs of $3 million have been recognized to date.

In 2002, we recorded restructuring charges of $102 million for the Filene's/Kaufmann's and Robinsons-May/Meier & Frank division combinations and $12 million for the closure of the Arizona Credit Center and realignment of the company's data center. Of the $114 million in total charges, $9 million, or $0.02 per share, was recognized in the third quarter of 2002, $3 million of which was included as cost of sales. Charges of $108 million, or $0.22 per share, was recognized in the first nine months of 2002, of which $23 million was included as cost of sales. As of November 1, 2003, severance benefits of $4 million are payable to former associates whose jobs were eliminated in these combinations. All severance will be paid by the end of 2004.

Business Combinations. In the 2003 third quarter, we purchased certain assets of Desmonds Formalwear, consisting of 66 tuxedo rental and retail sales locations in the Midwest. We also purchased 7 tuxedo rental and retail sales locations in Atlanta operating as Tyndall's Formal Wear. Earlier in 2003, we purchased 25 Modern Tuxedo stores in the Chicago metropolitan area. The purchase price allocations for these business combinations are preliminary and subject to final valuations. These acquisitions did not have a material effect on our results of operations or financial position.

Interest Expense.  Components of net interest expense were (millions):

                                    Third Quarter       First Nine Months
                                     2003    2002          2003      2002

Interest expense                    $  82   $ 102         $ 252     $ 290
Interest income                         -       -            (1)       (7)
Capitalized interest                   (4)     (6)          (13)      (18)
  Net interest expense              $  78   $  96         $ 238     $ 265

Interest expense principally relates to long-term debt. The decrease in interest expense for the third quarter and first nine months of 2003 is due to $10 million of early debt redemption costs in the 2002 third quarter and a decrease in long-term debt.

Short-term borrowings were (dollars in millions):

                                    Third Quarter       First Nine Months
                                      2003   2002           2003     2002

  Average balance outstanding         $137   $287           $236     $149
  Average interest rate on
    average balance                    1.3%   1.8%           1.3%     1.8%

Income Taxes. The effective income tax rate for the first nine months of 2003 was 126.8% due to a $31 million tax credit recorded in the first quarter of 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, our estimated effective tax rate for the first nine months of 2003 was 37.0%, compared with 37.0% for the same period in 2002.

Trailing Years' Results. Operating results for the trailing years were as follows (millions, except per share):

                                                        Nov. 1,      Nov. 2,
                                                          2003         2002

  Net sales                                          $  13,222     $ 13,693
  Net earnings                                       $     396     $    586
  Diluted earnings per share                         $    1.25     $   1.86

Financial Condition

Cash Flows. Cash flows from operations were $691 million and $544 million in the first nine months of 2003 and 2002, respectively. The 2003 increase in operating cash flows is primarily due to a decrease in cash paid for income taxes and the effect of inventory balance changes, partially offset by a decrease in cash flow from accounts receivable.

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

As of November 29, 2003, our bonds are rated Baa1 by Moody's Investors Service, Inc. and BBB+ by Standard & Poor's Corporation. Our commercial paper is rated Prime-2 by Moody's and A-2 by Standard & Poor's. Our senior unsecured bank credit agreements are rated Baa1 by Moody's.

Subsequent to the third quarter, we entered into an agreement with The Gingiss Group, Inc., a national tuxedo rental and sales chain, to purchase 125 stores and related leases, trade names, and inventory. The agreement is pending completion of a sale auction and approval of the U.S. Bankruptcy Court for the District of Delaware, where the Gingiss bankruptcy is pending. This acquisition would not have a material effect on our results of operations or financial position.

Financial Ratios. Key financial ratios as of and for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, and as of and for the fifty-two weeks ended February 1, 2003 are as follows:

                                         Nov. 1,     Nov. 2,      Feb. 1,
                                          2003        2002         2003

Current Ratio                              1.8         1.6          1.9
Debt-Capitalization Ratio                   50%         53%          48%
Fixed Charge Coverage                      0.8x        1.7x         2.8x

The decline in the fixed charge coverage ratio for the first nine months of 2003 is due to the store divestiture restructuring charges reducing earnings.

Impact of New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. We did not reclassify any financial instruments as a result of adopting SFAS No. 150.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first nine months of fiscal 2003 and fiscal 2002, we did not enter into any derivative financial instruments.

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

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      The company is involved in claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's consolidated financial statements taken as a whole.

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

  (b)   Reports on Form 8-K

        A report dated November 12, 2003, which furnished a company press release announcing its financial results for the 13 and 39 weeks ended November 1, 2003.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  December 5, 2003
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareowners
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of November 1, 2003 and November 2, 2002, and the related condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002, and of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri
December 4, 2003

                                                                     Exhibit 12

                       THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                  FOR THE FIVE FISCAL YEARS ENDED FEBRUARY 1, 2003 AND FOR THE
                  THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 AND NOVEMBER 2, 2002


(dollars in millions)



                                            39 Weeks Ended                Fiscal Year Ended
                                           Nov. 1,  Nov. 2,   Feb. 1,   Feb. 2,   Feb. 3,  Jan. 29, Jan. 30,
                                             2003     2002      2003      2002      2001      2000     1999
Earnings Available for Fixed Charges:
Pretax earnings (loss)                     $  (34)  $  246    $  820    $1,139    $1,402    $1,523   $1,395
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)                276      310       405       411       406       346      344
Dividends on ESOP preference shares           (14)     (16)      (20)      (22)      (23)      (24)     (25)
Capitalized interest amortization               7        7         9         8         8         7        7
                                           $  235   $  547    $1,214    $1,536    $1,793    $1,852   $1,721

Fixed Charges:
Gross interest expense (a)                 $  260   $  301    $  392    $  401    $  395    $  340   $  339
Interest factor attributable to
  rent expense                                 30       27        36        32        28        22       21
                                           $  290   $  328    $  428    $  433    $  423    $  362   $  360

Ratio of Earnings to Fixed Charges            0.8      1.7       2.8       3.5       4.2       5.1      4.8

(a) Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.

                                                                     Exhibit 15

December 4, 2003

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002, as indicated in our report dated December 4, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended November 1, 2003, is incorporated by reference in Registration Statements Nos. 333-59792, 333-76227, 333-00957, and 333-103352 on Form S-8 and Registration Statements Nos. 333-42940 and 333-42940-01 on Form S-3.

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




Date: December 5, 2003                    /s/ Eugene S. Kahn
                                          Eugene S. Kahn
                                          Chairman of the Board and
                                          Chief Executive Officer

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




Date: December 5, 2003                    /s/ Thomas D. Fingleton
                                          Thomas D. Fingleton
                                          Executive Vice President and
                                          Chief Financial Officer

                                                                   Exhibit 32

                   CERTIFICATION PURSUANT TO SECTION 906 OF
           THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending November 1, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.  The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   December 5, 2003



   /s/ Eugene S. Kahn                   /s/ Thomas D. Fingleton
   Eugene S. Kahn                       Thomas D. Fingleton
   Chairman of the Board and            Executive Vice President and
   Chief Executive Officer              Chief Financial Officer