Form 10-K
period 2004-01-31
MAY DEPARTMENT STORES CO
filed 2004-03-26
CIK 63416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2004
                                     OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Aggregate market value of the registrant's common stock held by non-affiliates as of March 1, 2004: $10,487,233,644

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 290,047,907 shares of common stock, $.50 par value, as of March 1, 2004.

Documents incorporated by reference:
1. Registrant's Proxy Statement for the 2004 Annual Meeting of Shareowners (to be filed with the commission under Rule 14A within 120 days after the end of registrant's fiscal year-end and, upon such filing, to be incorporated by reference into Part III).

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

Department Stores

May operates six quality regional department store divisions nationwide under 11 long-standing and widely recognized trade names. Each department store division holds a leading market position in its region. At fiscal year-end 2003, May operated 444 department stores in 36 states and the District of Columbia. The department store divisions and the markets served are shown in the table below.

Store Company                               Markets Served

Lord & Taylor              30 markets, including New York/New Jersey Metro;
                           Chicago; Boston; Philadelphia Metro; Washington,
                           D.C., Metro; and Detroit

Filene's and               39 markets, including Boston Metro, Pittsburgh,
Kaufmann's                 Cleveland, Southern Connecticut, Providence Metro,
                           Hartford, Buffalo, Rochester, and Columbus

Robinsons-May and          15 markets, including Los Angeles/Orange County,
Meier & Frank              Riverside/San Bernardino, Phoenix, San Diego, Las
                           Vegas, Portland/Vancouver Metro, and Salt Lake City

Hecht's and                19 markets, including Washington, D.C., Metro;
Strawbridge's              Philadelphia Metro; Baltimore; Norfolk; Nashville;
                           Richmond; Charlotte; Greensboro; and Raleigh-Durham

Foley's 22 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and Oklahoma City

Famous-Barr,               24 markets, including St. Louis Metro, Kansas
L.S. Ayres, and            City Metro, and Indianapolis
The Jones Store

We plan to open eight department stores in 2004 in the following cities:

Filene's                      Hecht's
Dartmouth, Mass.              Wilmington, N.C.
                              Nashville, Tenn.

Robinsons-May                 Foley's
Rancho Cucamonga, Calif.      El Paso, Texas
                              Houston, Texas

Meier & Frank                 The Jones Store
Portland, Ore.                Kansas City, Kan.

Bridal Group

David's Bridal, Inc. is the nation's largest retailer of bridal gowns and bridal-related merchandise and offers a variety of special occasion dresses and accessories. At fiscal year-end 2003, David's Bridal operated 210 stores in 44 states and Puerto Rico.

After Hours Formalwear, Inc. is the largest tuxedo rental and sales retailer in the United States. During 2003, After Hours acquired 225 stores, including 125 Gingiss Formalwear and Gary's Tux Shop stores, 64 Desmond's Formalwear stores, and 25 Modern Tuxedo stores. At fiscal year-end 2003, After Hours operated 460 stores in 30 states.

Priscilla of Boston, Inc. is one of the most highly recognized upscale bridal retailers in the United States. At fiscal year-end 2003, Priscilla of Boston operated 10 stores in 9 states.

We plan to open 30 David's Bridal, 20 After Hours, and two Priscilla of Boston stores in 2004.

A.  Associates

May employs approximately 58,000 full-time and 52,000 part-time associates in 46 states, the District of Columbia, Puerto Rico and 10 offices overseas.

B.  Property Ownership

The following summarizes the property ownership of department stores and the Bridal Group at January 31, 2004:
                                                               % of Gross
                                   Number of                   Building
                                    Stores*                   Sq. Footage
                          Department                    Department
                            Stores      Bridal Group      Stores    Bridal Group

Entirely or mostly owned      262            2             62%             1%
Entirely or mostly leased     112          678             25             99
Owned on leased land           70            -             13              0
                              444          680            100%           100%

*   Includes three department stores subject to financing.

C.  Credit Sales

Sales at May's stores are made for cash or credit, including May's 30-day charge accounts and open-end credit plans for department store divisions, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended January 31, 2004, 35.3% of net sales were made through May's department store credit plans.

May National Bank of Ohio ("MBO") is an indirectly wholly-owned and consolidated subsidiary of May. MBO extends credit to customers of May's six department store divisions. In 2003, May received approval from the Officer of the Comptroller of the Currency and completed its merger of May National Bank of Arizona into MBO.

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

F.  Executive Officers of May

The names and ages (as of March 26, 2004) of all executive officers of May, and the positions and offices held with May by each such person are as follows:

     Name                  Age                 Positions and Offices
Eugene S. Kahn              54   Chairman of the Board and Chief Executive
                                   Officer
John L. Dunham              57   President
William P. McNamara         53   Vice Chairman
Thomas D. Fingleton         56   Executive Vice President and Chief Financial
                                   Officer
Jay A. Levitt               46   Chief Executive Officer and President, May
                                   Merchandising Company and May Department
                                   Stores International
R. Dean Wolfe               59   Executive Vice President
Alan E. Charlson            55   Senior Vice President and General Counsel
Martin M. Doerr             49   Senior Vice President
Gregory A. Ott              44   Senior Vice President
Lonny J. Jay                61   Senior Vice President
Jan R. Kniffen              55   Senior Vice President
Richard A. Brickson         56   Secretary and Senior Counsel
J. Per Brodin               42   Vice President

Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer's successor shall have been elected and shall qualify. Messrs. Kahn, Dunham, and Wolfe are also directors of May. Mr. Ott assumed the position of senior vice president of strategy and new business development in October 2003.

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

- Mr. Ott served as a senior engagement manager with McKinsey & Company from 1987 to 1993 when he joined Macy's West as senior vice president of planning and systems. In 2000, he joined Homewarehouse.com, an online home improvement site, as vice president of product management and marketing, until becoming president of See Change Services, a division of APL Logistics. He assumed his current position in October 2003.

- Mr. Brodin was associated with a public accounting firm from 1989 to 2002. He served as director of May's corporate accounting and reporting from March 2002 to June 2002 when he became vice president and an executive officer of May.

G.  Web Site Access to Reports and Code of Ethics

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Investor Relations page on our internet Web site, www.maycompany.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, the Governance page on our Web site provides our Policy on Business Conduct, Statement of Corporate Responsibility, and information on corporate governance, including the board of directors governance guidelines and the charters for our board committees. We intend to disclose any amendments to the Policy on Business Conduct and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The New York Stock Exchange on the Governance page on our Web site.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 13 weeks ended January 31, 2004.


                                   PART II

Item 5.  Market for May's Common Equity and Related Shareowner Matters

Common Stock Dividends and Market Prices information included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 6.  Selected Financial Data


FIVE-YEAR FINANCIAL SUMMARY
 (dollars in millions, except per
 share and operating statistics)                 2003       2002       2001      2000      1999
Operations

Net sales                                     $13,343    $13,491    $13,883   $14,210   $13,562
  Total percent increase (decrease)              (1.1)%     (2.8)%     (2.3)%     4.8%      6.0%
  Store-for-store percent increase (decrease)    (2.8)      (5.3)      (4.4)      0.0       2.7
Cost of sales                                   9,378(4)   9,463(5)   9,632     9,798     9,255
Selling, general, and
  administrative expenses                       3,008(4)   2,863(5)   2,758     2,665     2,497
Interest expense, net                             318        345        354       345       287
Earnings before income taxes                      639(4)     820(5)   1,139     1,402     1,523
Provision for income taxes                        205        278        436       544       596

Net earnings                                      434(4)     542(5)     703       858       927
  Percent of net sales                            3.3%       4.0%       5.1%      6.0%      6.8%
LIFO credit                                   $     -    $     -    $   (30)  $   (29)  $   (30)
                                              _________________________________________________
Per share
Basic earnings per share                      $  1.44(4) $  1.82(5) $  2.31   $  2.74   $  2.73
Diluted earnings per share                       1.41(4)    1.76(5)    2.21      2.62      2.60
Dividends paid (1)                               0.96       0.95       0.94      0.93      0.89
Book value                                      14.51      14.00      13.37     12.93     12.53
Market price - high                             34.06      37.75      41.25     39.50     45.38
Market price - low                              17.81      20.08      27.00     19.19     29.19
Market price - year-end close                   32.90      20.50      36.07     37.30     31.25
                                              _________________________________________________
Financial statistics
Return on equity                                 10.7%(6)   14.1%(6)   18.2%     21.0%     24.1%
Return on net assets                              9.7 (7)   11.8 (7)   15.5      19.5      20.7
                                              _________________________________________________
Operating statistics
Stores open at year-end:
  Department stores                               444        443        439       427       408
  Bridal Group (2)                                680        425        400       123         -
Gross retail square footage (in millions):
  Department stores                              77.5       76.5       75.3      72.0      69.1
  Bridal Group (2)                                2.9        2.2        1.9       1.3         -
Net sales per square foot (3)                 $   167    $   174    $   185   $   198   $   201
                                              _________________________________________________
Cash flows and financial position
Cash flows from operations                    $ 1,675    $ 1,460    $ 1,644   $ 1,346   $ 1,530
Depreciation and amortization                     564        557        559       511       469
Capital expenditures                              600        798        797       598       703
Dividends on common stock                         277        273        278       286       295
Working capital                                 2,458      2,186      2,403     3,056     2,700
Long-term debt and preference stock             4,032      4,300      4,689     4,833     3,875
Shareowners' equity                             4,191      4,035      3,841     3,855     4,077
Total assets                                   12,097     12,001     11,964    11,574    10,935
                                              _________________________________________________
Shares outstanding:
Average basic shares outstanding                289.9      288.2      296.0     306.4     332.2
Average diluted shares
  outstanding and equivalents                   307.0      307.9      317.6     327.7     355.6
                                              _________________________________________________

All years included 52 weeks, except 2000, which included 53 weeks. Amounts for all years conform to 2003 presentation.
(1) The annual dividend was increased to $0.97 per share effective with the March 15, 2004, dividend payment.
(2) After Hours and Priscilla of Boston joined the company in 2001. David's Bridal joined the company in 2000.
(3) Net sales per square foot is calculated from net sales and average gross retail square footage.
(4) Earnings include restructuring charges for divested stores of $328 million (pretax), or $0.71 per basic share and $0.67 per diluted share, which consist of $6 million as cost of sales and $322 million as selling, general, and administrative expenses.
(5) Earnings include restructuring charges for division combinations of $114 million (pretax), or $0.26 per basic share and $0.24 per diluted share, which consist of $23 million as cost of sales and
    $91 million as selling, general, and administrative expenses.
(6) Restructuring charges reduced return on equity by 5.1% in 2003 and 2.0% in 2002.
(7) Restructuring charges reduced return on net assets by 3.2% in 2003 and 1.1% in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal 2003 began with a difficult retailing environment similar to the conditions in 2002 and 2001. However, an improving economy helped us finish 2003 with a strong fourth quarter. During 2003, we made several key investments and implemented initiatives that will benefit future results. Among our significant 2003 achievements are:

     - Generated $1.7 billion of operating cash flow. These results led to our February 2004 announcement of a $500 million share repurchase program and $200 million planned debt redemption.
     - Invested in new stores and expanded or remodeled many existing stores.
     - Began the divestiture of 34 underperforming department stores.
     - Expanded the nationwide presence of our Bridal Group.
     - Reduced operating costs and inventory levels.

Our operating cash flow was $1.7 billion in 2003. Our strong cash flow enables us to make acquisitions, build new stores, remodel and expand existing stores, repurchase stock, and reduce debt.

In 2003, we opened 10 new department stores, which added 1.7 million square feet of retail space.

Filene's
Brockton, MA            Westgate Mall

Kaufmann's
Columbus, OH            Mall at Tuttle Crossing
Columbus, OH            Columbus City Center
Pittsburgh, PA          The Waterfront

Meier & Frank
Ogden, UT               The Family Center at Riverdale

Hecht's
Richmond, VA            Short Pump Town Center

Foley's
Houston, TX             The Galleria
Lake Charles, LA        Prien Lake Mall
Denton, TX              Golden Triangle Mall

Famous-Barr
Columbia, MO            The Shoppes at Stadium

Our new stores in Columbus add critical mass to what had been a single-store market. The other new stores represent strategic expansion in existing or contiguous markets.

The four new department stores that opened in Brockton, Pittsburgh, Ogden, and Columbia represent a newer, off-the-mall store format featuring a contemporary design and flexible merchandise presentations. This format enables us to open freestanding stores in innovative centers, including mixed-use "lifestyle" projects.

We also remodeled 3.0 million square feet of retail space in 28 department stores in 2003, including the expansion of five stores by 200,000 square feet. At fiscal year-end, we operated 444 department stores in 36 states and the District of Columbia.

In July 2003, we announced our intention to divest 34 underperforming department stores, consisting of 32 Lord & Taylor stores, one Famous-Barr store, and one Jones Store location. These divestitures will result in total estimated charges of $380 million, of which $328 million, or $0.67 per share, was incurred in 2003.

In 2003, our After Hours Formalwear unit acquired 225 stores, including stores from Gingiss Formalwear, Desmonds Formalwear, and Modern Tuxedo. These acquisitions expand our reach to key Midwestern and Western markets, giving After Hours a leading national presence to further complement the market leadership of David's Bridal. In addition, our Bridal Group opened 30 David's Bridal stores and 10 After Hours stores.

Our planned capital expenditures for 2004 are approximately $600 million. This plan includes opening eight new department stores totaling 1.3 million square feet; remodeling or expanding 12 stores totaling 1.1 million square feet of retail space; and the Bridal Group's addition of 30 David's Bridal stores, 20 After Hours stores, and two Priscilla of Boston stores totaling 345,000 square feet of retail space.

During 2003, we implemented initiatives to improve productivity. These initiatives led to a 0.4% decrease in selling, general, and administrative expenses as a percent of net sales.

(dollars in millions,
except per share)                   2003               2002               2001
                               $       %          $       %          $       %

Net sales                $13,343   100.0%   $13,491   100.0%   $13,883   100.0%
Cost of sales:
  Recurring                9,372    70.3      9,440    70.0      9,632    69.4
  Restructuring markdowns      6     0.0         23     0.2          -     0.0
Selling, general,
 and administrative
 expenses                  2,686    20.1      2,772    20.5      2,758    19.9
Restructuring costs          322     2.4         91     0.7          -     0.0
Interest expense, net        318     2.4        345     2.5        354     2.5

Earnings before
 income taxes                639     4.8        820     6.1      1,139     8.2
Provision for
 income taxes(1)             205    32.1        278    33.9        436    38.3

Net earnings             $   434     3.3%   $   542     4.0%   $   703     5.1%

Earnings per share       $  1.41            $  1.76            $  2.21

(1) Percents represent effective income tax rates.

Results of Operations

Earnings per share were $1.41 in 2003, compared with $1.76 in 2002 and $2.21 in 2001. Net earnings totaled $434 million in 2003, compared with $542 million in 2002 and $703 million in 2001. In 2003, earnings include restructuring costs for store divestitures of $328 million, or $0.67 per share. In 2002, earnings include restructuring costs for division combinations of $114 million, or $0.24 per share.

Net Sales. Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both years beginning the first day a new store has prior-year sales and exclude sales of stores closed during both years. Net sales increases (decreases) for 2003 and 2002 were:

                                               2003                      2002
                                         Store-for-                Store-for-
Quarter                       Total           Store       Total         Store

First                          (7.2)%          (8.6)%       0.8 %        (2.6)%
Second                         (1.0)           (2.9)       (2.3)         (5.1)
Third                          (0.5)           (2.3)       (4.6)         (7.3)
Fourth                          2.7             0.8        (4.4)         (5.9)

Year                           (1.1)%          (2.8)%      (2.8)%        (5.3)%

The 1.1% decrease in total net sales from $13.5 billion in 2002 to $13.3 billion in 2003 was due primarily to a $378 million decrease in store-for-store sales, offset by $284 million of new-store sales. The total net sales decrease for 2002 was due to a $732 million decrease in store-for-store sales, offset by $395 million of new-store sales. The decreases in store-for-store sales coincided with a general economic decline, decreased consumer confidence, and the continued war on terrorism. These events resulted in a difficult retailing environment, which had an adverse impact on our sales volumes.

The 2003 and 2002 decreases in store-for-store sales were characterized by a decrease in both the number of department store transactions and the average selling price per item. Overall, 2003 sales of both men's and women's apparel, home textiles, and tabletop merchandise lagged, partially offset by stronger sales of fashion accessories and furniture.

Division Net Sales, Net Sales per Square Foot, and Retail Square Footage

                                                                   Net Sales
                                                                 in Millions
                                                                  of Dollars
Store Company: Headquarters                                 2003        2002

Lord & Taylor: New York City                             $ 1,823     $ 1,897
Filene's, Kaufmann's: Boston                               3,020       3,096
Robinsons-May, Meier & Frank: Los Angeles                  2,446       2,466
Hecht's, Strawbridge's: Washington, D.C.                   2,363       2,379
Foley's: Houston                                           1,977       1,995
Famous-Barr, L.S. Ayres, The Jones Store: St. Louis        1,106       1,150

Total Department Stores                                  $12,735     $12,983

Bridal Group: Philadelphia                                   608         508

The May Department Stores Company                        $13,343     $13,491

                                                               Net Sales per
                                                                 Square Foot
Store Company: Headquarters                                 2003        2002

Lord & Taylor: New York City                             $   163     $   171
Filene's, Kaufmann's: Boston                                 178         190
Robinsons-May, Meier & Frank: Los Angeles                    176         181
Hecht's, Strawbridge's: Washington, D.C.                     166         171
Foley's: Houston                                             149         157
Famous-Barr, L.S. Ayres, The Jones Store: St. Louis          141         144

Total Department Stores                                  $   164     $   172

Bridal Group: Philadelphia                                   250         244

The May Department Stores Company                        $   167     $   174

                                                                Gross Retail
                                                              Square Footage
                                                                in Thousands
Store Company: Headquarters                                 2003        2002

Lord & Taylor: New York City                              10,475      11,207
Filene's, Kaufmann's: Boston                              17,221      16,480
Robinsons-May, Meier & Frank: Los Angeles                 14,066      13,767
Hecht's, Strawbridge's: Washington, D.C                   14,380      14,134
Foley's: Houston                                          13,461      12,985
Famous-Barr, L.S. Ayres, The Jones Store: St. Louis        7,882       7,887

Total Department Stores                                   77,485      76,460

Bridal Group: Philadelphia                                 2,861       2,235

The May Department Stores Company                         80,346      78,695

                                                            Number of Stores
Store Company: Headquarters                 2003      New   Closed      2002

Lord & Taylor: New York City                  78        -        7        85
Filene's, Kaufmann's: Boston                 101        4        -        97
Robinsons-May, Meier & Frank: Los Angeles     73        1        -        72
Hecht's, Strawbridge's: Washington, D.C.      80        1        1        80
Foley's: Houston                              69        3        -        66
Famous-Barr, L.S. Ayres,
   The Jones Store: St. Louis                 43        1        1        43

Total Department Stores                      444       10        9       443

Bridal Group: Philadelphia                   680      265       10       425

The May Department Stores Company          1,124      275       19       868


Net sales per square foot is calculated from net sales and average gross retail square footage.

Gross retail square footage and number of stores represent locations open at the end of the years presented.

Cost of Sales. Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. In 2003, restructuring markdowns were incurred to liquidate inventory as stores to be divested were closing. In 2002, restructuring markdowns were incurred to conform merchandise assortments and synchronize pricing and promotional strategies during the division combinations. Cost of sales and the related percent of net sales were:

                                   2003              2002              2001
(dollars in millions)          $      %          $      %          $      %

Recurring cost of sales   $9,372   70.3%    $9,440   70.0%    $9,632   69.4%
Restructuring markdowns        6    0.0         23    0.2          -    0.0

Recurring cost of sales as a percent of net sales increased 0.3% in 2003 compared with 2002 because of a 0.3% increase in occupancy costs.

Recurring cost of sales as a percent of net sales increased 0.6% in 2002 compared with 2001 because of a 0.9% increase in occupancy costs and a 0.2% increase for the effect of the LIFO(last-in, first-out) cost method, offset by a 0.6% decrease in the cost of merchandise. There was no LIFO provision or credit in 2003 or 2002, compared with a 2001 LIFO credit of $30 million, or $0.06 per share.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses and the related percent of net sales were:

                                   2003              2002              2001
(dollars in millions)          $      %          $      %          $      %

Selling, general, and
 administrative expenses  $2,686   20.1%    $2,772   20.5%    $2,758   19.9%

The 0.4% decrease in selling, general, and administrative expenses as a percent of net sales in 2003 was due to a 0.3% decrease in payroll costs, a 0.3% decrease in net credit expense, and a 0.2% decrease in advertising costs, offset by a 0.4% increase in pension and other costs.

The 0.6% increase in selling, general, and administrative expenses as a percent of net sales in 2002 was due to a 0.5% increase in payroll costs and a 0.2% increase in advertising costs, offset by a 0.2% decrease from the elimination of goodwill amortization.

Selling, general, and administrative expenses included advertising and sales promotion costs of $628 million, $669 million, and $652 million in 2003, 2002, and 2001, respectively. As a percent of net sales, advertising and sales promotion costs were 4.7% in 2003, 4.9% in 2002, and 4.7% in 2001. We adjusted our media mix in 2003 to increase the use of electronic media and reduce the use of print media.

Finance charge revenues are included as a reduction of selling, general, and administrative expenses. Finance charge revenues were $244 million in 2003, $261 million in 2002, and $292 million in 2001.

Restructuring Charges. In July 2003, we announced our intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, inventory liquidation losses of $25 million, severance benefits of $23 million, and other charges of $15 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million in expected total charges, $328 million was recognized in 2003, $6 million of which was included in cost of sales. Most of the remaining costs are expected to be recognized in 2004 and 2005.

We are negotiating agreements with landlords and developers for each store divestiture. Through the end of 2003, we closed nine of the 34 stores we intend to divest, including one location closed for remodel in 2002 that will not reopen.

We recorded asset impairment charges to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. Severance benefits are recognized as each store is closed. As of January 31, 2004, severance benefits of $6 million were paid to approximately 900 store and central office associates. Inventory liquidation losses and other costs of $5 million were recognized in 2003.

In 2002, we recorded restructuring charges of $102 million for the Filene's/Kaufmann's and Robinsons-May/Meier & Frank division combinations and $12 million for the closure of the Arizona Credit Center and realignment of the company's data centers. Of the $114 million in total charges, $23 million was included as cost of sales. Severance and relocation benefits were given to approximately 2,000 associates, with $2 million remaining to be paid by the end of 2004.

Business Combinations. In 2003, our Bridal Group acquired 225 tuxedo rental and retail locations, primarily in the Midwestern and Western United States. These purchases include certain assets of Gingiss Formalwear, Desmonds Formalwear, and Modern Tuxedo. These transactions did not have a material effect on our results of operations or financial position.

Interest Expense.   Components of net interest expense were:

(dollars in millions)                     2003          2002          2001

Interest expense                          $337          $378          $383
Interest income                             (3)          (10)           (7)
Capitalized interest                       (16)          (23)          (22)
Net interest expense                      $318          $345          $354

Percent of net sales                       2.4%          2.5%          2.5%

The decrease in interest expense in 2003 was due primarily to lower long-term borrowings and a $10 million decrease in early debt redemption costs, partially offset by a $7 million decrease in capitalized interest. The decrease in interest expense in 2002 was due primarily to lower interest on both long-term and short-term debt, offset by a $5 million increase in early debt redemption costs.

Short-term borrowings were:

(dollars in millions)                      2003          2002          2001

Average balance outstanding                $226          $235          $397
Average interest rate on average balance    1.3%          1.7%          3.0%

Income Taxes. The effective income tax rate for 2003 was 32.1%, compared with 33.9% in 2002 and 38.3% in 2001. The 2003 and 2002 effective tax rates included the effect of income tax credits recorded on the resolution of various federal and state income tax issues: $31 million in 2003 and $25 million in 2002. Excluding these tax credits, our 2003 and 2002 effective tax rates were 37.0%. The 1.3% decrease in the effective tax rate in 2002 compared with 2001 was due primarily to the favorable impact of eliminating goodwill amortization.

Impact of Inflation.   Inflation did not have a material impact on our 2003,
2002, or 2001 net sales or earnings. We value inventory principally on a LIFO basis, and as a result, the current cost of merchandise is reflected in current operating results.

Financial Condition

Return on Equity. Return on equity is our principal measure for evaluating our performance for shareowners and our ability to invest shareowners' funds profitably. Return on beginning equity was 10.7% in 2003, compared with 14.1% in 2002 and 18.2% in 2001. Restructuring charges reduced return on equity by 5.1% in 2003 and 2.0% in 2002.

Return on Net Assets. Return on net assets measures performance independent of capital structure. Return on net assets is pretax earnings before net interest expense and the interest component of operating leases, divided by beginning-of-year net assets (including present value of operating leases). Return on net assets was 9.7% in 2003, compared with 11.8% in 2002 and 15.5% in 2001. Restructuring charges reduced return on net assets by 3.2% in 2003 and 1.1% in 2002.

Cash Flows. Cash flows from operations were $1.7 billion in 2003, compared with $1.5 billion in 2002 and $1.6 billion in 2001. The increase in cash flows from operations in 2003 was due primarily to a decrease in cash paid for income taxes and the effect of inventory and accounts payable balance changes.

Sources (uses) of cash flows were:

(in millions)                                           2003     2002     2001

Net earnings                                         $   434  $   542  $   703
Depreciation and amortization                            564      557      559
Store divestiture asset impairments                      317        -        -
Working capital decreases                                442      211      318
Other operating activities                               (82)     150       64

Cash flows from operations                             1,675    1,460    1,644

Net capital expenditures                                (549)    (790)    (756)
Business combinations                                    (70)       -     (425)

Cash flows used for investing activities                (619)    (790)  (1,181)

Net long-term debt issuances (repayments)                (78)    (434)      72
Net short-term debt issuances (repayments)              (150)      72       78
Net purchases of common stock                            (26)     (14)    (420)
Dividend payments                                       (293)    (291)    (297)

Cash flows used for financing activities                (547)    (667)    (567)

Increase (decrease) in cash and cash equivalents     $   509  $     3   $ (104)

See "Consolidated Statements of Cash Flows" on page 23.

Investing Activities. Capital expenditures were made primarily for new stores, remodels, and expansions. Our strong financial condition enables us to make capital expenditures to enhance growth and improve operations. The operating measures we emphasize when we invest in new stores and remodel or expand existing stores include return on net assets, internal rate of return, and net sales per square foot.

Business combinations in 2003 included the purchase of certain assets of Gingiss Formalwear, Desmonds Formalwear, and Modern Tuxedo. In 2001, business combinations included the acquisition of After Hours, Priscilla of Boston, and nine department stores in the Tennessee and Louisiana markets.

Liquidity and Available Credit. We finance our activities primarily with cash flows from operations, borrowings under credit facilities, and issuances of long-term debt. We have $1.0 billion of credit under unsecured revolving facilities consisting of a $700 million multi-year credit agreement expiring July 31, 2006, and a $300 million 364-day credit agreement expiring August 2, 2004. These credit agreements support our commercial paper borrowings. Financial covenants under the credit agreements include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. We also maintain a $28 million credit facility with a group of minority-owned banks. In addition, we have filed a shelf registration statement with the Securities and Exchange Commission that enables us to issue up to $525 million of debt securities.

Annual maturities of long-term debt, including sinking fund requirements and capital lease obligations, are $239 million, $155 million, $131 million, $260 million, and $177 million for 2004 through 2008. Maturities of long-term debt are scheduled over the next 33 years, with the largest single-year principal repayment being $260 million. Interest payments on long-term debt are typically paid on a semi-annual basis.

In February 2004, our board of directors approved the repurchase of up to $500 million of May common stock, and we announced our plans for early redemption of $200 million of 8.375% debentures due in 2024. We will incur costs of approximately $8 million for the early redemption expected in August 2004. Both the share repurchase and the debt redemption will be accomplished with internally generated funds.

Off-balance-sheet Financing. We do not sell or securitize customer accounts receivable. We have not entered into off-balance-sheet financing or other arrangements with any special-purpose entity. Our existing operating leases do not contain any significant termination payments if lease options are not exercised. The present value of operating leases (minimum rents) was $568 million as of January 31, 2004.

Financial Ratios. Our debt-to-capitalization and fixed-charge coverage ratios are consistent with our capital structure objective. Our capital structure provides us with substantial financial and operational flexibility.

Our debt-to-capitalization ratios were 46%, 48%, and 51% for 2003, 2002, and 2001, respectively. For purposes of the debt-to-capitalization ratio, we define total debt as short-term and long-term debt (including the Employee Stock Ownership Plan [ESOP] debt reduced by unearned compensation) and the capitalized value of all leases, including operating leases. We define capitalization as total debt, noncurrent deferred taxes, ESOP preference shares, and shareowners' equity. See "Profit Sharing" on page 29 for discussion of the ESOP.

Our fixed-charge coverage ratios were 2.6x in 2003, 2.8x in 2002, and 3.5x in 2001. Restructuring charges reduced the fixed-charge coverage ratio by 0.9x in 2003 and 0.3x in 2002.

Employee Stock Options. Effective February 2, 2003, we began expensing the fair value of all stock-based compensation granted after February 2, 2003. We adopted the fair value method prospectively. The expense associated with stock options issued in 2003 was $3 million, or $0.01 per share.

Common Stock Dividends and Market Prices. Our dividend policy is based on earnings growth and capital investment requirements. We increased the annual dividend by $0.01 to $0.97 per share effective with the March 2004 dividend. This is our 29th consecutive annual dividend increase. We have paid consecutive quarterly dividends since 1911.

The quarterly price ranges of the common stock and dividends per share in 2003 and 2002 were:

                                     2003                                2002
               Market Price     Dividends          Market Price     Dividends
Quarter      High       Low     per Share        High       Low     per Share

First      $21.72    $17.81         $0.24      $37.75    $33.04       $0.2375
Second      25.34     20.02          0.24       37.08     25.74        0.2375
Third       28.20     23.70          0.24       30.50     20.10        0.2375
Fourth      34.06     26.37          0.24       26.10     20.08        0.2375
Year       $34.06    $17.81         $0.96      $37.75    $20.08       $0.9500

The approximate number of common shareowners as of March 1, 2004, was 38,000.

Contractual Obligations.   The following table summarizes our contractual cash
obligations as of January 31, 2004:

(in millions)                       Less than       2-3        4-5   More than
                             Total     1 Year     Years      Years     5 Years
Long-term debt              $3,988     $  238    $  281     $  433      $3,036
Capital lease obligations       92          7        14         14          57
Operating lease obligations    858        108       193        158         399
Total                       $4,938     $  353    $  488     $  605      $3,492

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Critical Accounting Policies

Accounts Receivable Allowance. In 2003, approximately 35% of our net sales were made under our department store credit programs, which resulted in customer accounts receivable balances of approximately $1.7 billion at January 31, 2004. We have significant experience in managing our credit programs. Our allowance for doubtful accounts is based upon a number of factors including account write-off experience, account aging, and year-end balances. We do not expect actual experience to vary significantly from our estimate.

Retail Inventory Method. Under the retail inventory method, we record markdowns to value merchandise inventories at net realizable value. We closely monitor actual and forecasted sales trends, current inventory levels, and aging information by merchandise categories. If forecasted sales are not achieved, additional markdowns may be needed in future periods to clear excess or slow-moving merchandise, which could result in lower gross margins.

Asset Impairments. When a store experiences unfavorable operating performance, we evaluate whether an impairment charge should be recorded. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows with its carrying value. If the cash flows are not sufficient to recover the carrying value, the assets are written down to fair value. Prior to 2003, impairment losses associated with these reviews were not significant. In 2003, we recorded an asset impairment loss of $317 million because of the planned divestiture of 34 department stores. In the future, if store-for-store sales decline and general economic conditions are negative, impairment losses could be significant.

Self-insurance Reserves. We self-insure a portion of the exposure for costs related primarily to workers' compensation and general liability. Expenses are recorded based on actuarial estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation, and other actuarial assumptions. Although we do not expect the amount we will ultimately pay to differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and our assumptions.

Pension Plans. We use various assumptions and estimates to measure the expense and funded status of our pension plans. Those assumptions and estimates include discount rates, rates of return on plan assets, rates of future compensation increases, employee turnover rates, and anticipated mortality rates. The use of different assumptions and estimates in our pension plans could result in a significantly different funded status and plan expense. Based on current estimates and assumptions, we believe our 2004 pension expense will be approximately $100 million.

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

In the first quarter of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. Our transitional assessment of potential goodwill impairments under SFAS No. 142 did not identify any impairment. Goodwill amortization incurred in 2001 was $42 million, or $0.11 per share. Net earnings in 2001, excluding goodwill amortization, were $740 million, or $2.32 per share.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk arises primarily from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs, resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During fiscal 2003, 2002, and 2001, we were not party to any derivative financial instruments.

Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include but are not limited to competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates, and our ability to manage the business to minimize the disruption of sales and customer service as a result of restructuring activities. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of The May Department Stores Company


We have audited the accompanying consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings, shareowners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules, as of and for the years ended January 31, 2004 and February 1, 2003, listed at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
The consolidated financial statements and financial statement schedule of the Company for the year ended February 2, 2002 (fiscal 2001), before the inclusion of the transitional disclosures and reclassifications discussed in the notes to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and state that such fiscal 2001 financial statement schedule, when considered in relation to the fiscal 2001 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein, in their report dated February 13, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the fiscal 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects, the information set forth therein.

As discussed in notes to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the Company's fiscal 2001 consolidated financial statements were audited by other auditors who have ceased operations. As described in the notes, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142 and to reflect the adoption of SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Our audit procedures with respect to the disclosures in the notes with respect to 2001 included (1) comparing the previously reported net earnings to the previously issued consolidated financial statements and the adjustments to reported net earnings representing amortization expense (including any related tax effects) recognized in the period related to goodwill that is no longer being amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net earnings to reported net earnings, and the related earnings-per-share amounts. Our audit procedures with respect to the 2001 reclassifications described in the notes, that were applied to conform the 2001 consolidated financial statements to the presentation required by SFAS No. 145, included (1) comparing the amount shown as extraordinary loss, net of tax in the Company's consolidated statement of earnings to the Company's underlying accounting analysis obtained from management, (2) comparing the amounts comprising the loss on extinguishment of debt and the related tax benefit to the Company's underlying accounting records obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, the disclosures for 2001 related to SFAS No. 142 in the notes are appropriate and the reclassifications for 2001 have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


/s/Deloitte & Touche LLP
St. Louis, Missouri
March 19, 2004


The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the company's annual report on Form 10-K for the year ended February 2, 2002. This opinion has not been reissued by Arthur Andersen LLP. In fiscal 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." As discussed in the notes to the consolidated financial statements, the company has presented the transitional disclosures for fiscal 2001 required by SFAS No. 142 and adjusted the 2001 consolidated financial statements as a result of adoption of SFAS No. 145. The Arthur Andersen LLP report does not extend to these transitional disclosures or adjustments. These disclosures and adjustments are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

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



/s/Arthur Andersen LLP
1010 Market Street
St. Louis, Missouri  63101-2089
February 13, 2002

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share)                     2003       2002       2001


Net sales                                        $13,343    $13,491    $13,883
Cost of sales:
   Recurring                                       9,372      9,440      9,632
   Restructuring markdowns                             6         23          -
Selling, general, and administrative expenses      2,686      2,772      2,758
Restructuring costs                                  322         91          -
Interest expense, net                                318        345        354
Earnings before income taxes                         639        820      1,139
Provision for income taxes                           205        278        436

Net earnings                                     $   434    $   542    $   703

Basic earnings per share                         $  1.44    $  1.82    $  2.31

Diluted earnings per share                       $  1.41    $  1.76    $  2.21


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
                                                             January 31,  February 1,
(dollars in millions, except per share)                            2004          2003

Assets
Current assets:
  Cash                                                         $     20      $     21
  Cash equivalents                                                  544            34
  Accounts receivable, net of allowance for
    doubtful accounts of $105 and $112                            1,755         1,776
  Merchandise inventories                                         2,737         2,857
  Other current assets                                               87            99
Total current assets                                              5,143         4,787

Property and equipment:
  Land                                                              351           361
  Buildings and improvements                                      4,648         4,753
  Furniture, fixtures, equipment, and other                       4,047         4,034
  Property under capital leases                                      57            57
  Total property and equipment                                    9,103         9,205
  Accumulated depreciation                                       (3,954)       (3,739)
Property and equipment, net                                       5,149         5,466

Goodwill                                                          1,504         1,441
Intangible assets, net of accumulated
  amortization of $27 and $19                                       168           176
Other assets                                                        133           131

Total assets                                                   $ 12,097      $ 12,001

Liabilities and shareowners' equity
Current liabilities:
  Short-term debt                                              $      -      $    150
  Current maturities of long-term debt                              239           139
  Accounts payable                                                1,191         1,101
  Accrued expenses                                                  975           947
  Income taxes payable                                              280           264
Total current liabilities                                         2,685         2,601

Long-term debt                                                    3,797         4,035
Deferred income taxes                                               773           710
Other liabilities                                                   507           507

ESOP preference shares                                              235           265
Unearned compensation                                               (91)         (152)

Shareowners' equity:
  Common stock                                                      144           144
  Additional paid-in capital                                         16             9
  Retained earnings                                               4,098         3,957
  Accumulated other comprehensive loss                              (67)          (75)
Total shareowners' equity                                         4,191         4,035

Total liabilities and shareowners' equity                      $ 12,097      $ 12,001

Common stock has a par value of $0.50 per share; 1 billion shares are authorized. At January
31, 2004, 320.5 million shares were issued, with 288.8 million shares outstanding and 31.7 million shares held in treasury. At February 1, 2003, 320.5 million shares were issued, with
288.3 million shares outstanding and 32.2 million shares held in treasury.

ESOP preference shares have a par value of $0.50 per share and a stated value of $507 per share; 800,000 shares are authorized. At January 31, 2004, 462,846 shares (convertible into
15.6 million shares of common stock) were issued and outstanding. At February 1, 2003,
522,587 shares (convertible into 17.7 million shares of common stock) were issued and outstanding.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)                                           2003      2002     2001

Operating activities
Net earnings                                         $   434   $   542   $  703
Adjustments for noncash items included in earnings:
  Depreciation and other amortization                    556       546      511
  Goodwill and other intangible amortization               8        11       48
  Store divestiture asset impairments                    317         -        -
  Deferred income taxes                                  (64)       34       63
Working capital changes:
  Accounts receivable, net                                21       202      183
  Merchandise inventories                                122        17      103
  Other current assets                                     -        24       30
  Accounts payable                                        90        79       51
  Accrued expenses                                        24      (103)     (30)
  Income taxes payable                                   185        (8)     (19)
Other assets and liabilities, net                        (18)      116        1

Cash flows from operations                             1,675     1,460    1,644

Investing activities
Capital expenditures                                    (600)     (798)    (797)
Proceeds from dispositions of property and equipment      51         8       41
Business combinations                                    (70)        -     (425)

Cash flows used for investing activities                (619)     (790)  (1,181)

Financing activities
Issuances of long-term debt                                -         -      250
Repayments of long-term debt                             (78)     (434)    (178)
Net issuances (repayments) of short-term debt           (150)       72       78
Purchases of common stock                                (52)      (45)    (474)
Issuances of common stock                                 26        31       54
Dividend payments                                       (293)     (291)    (297)

Cash flows used for financing activities                (547)     (667)    (567)

Increase (decrease) in cash and cash equivalents         509         3     (104)
Cash and cash equivalents, beginning of year              55        52      156

Cash and cash equivalents, end of year               $   564   $    55   $   52

Cash paid during the year:
  Interest expense                                   $   329   $   369   $  344
  Income taxes                                            87       225      369


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                                                                     Accumulated
                                                          Additional                       Other        Total
(dollars in millions, except   Outstanding Common Stock      Paid-in     Retained  Comprehensive  Shareowners'
per share, shares in thousands)         Shares        $      Capital     Earnings  Income (Loss)       Equity

Balance at February 3, 2001            298,170     $149         $  -       $3,706          $   -       $3,855

Net earnings                                 -        -            -          703              -          703
Minimum pension liability, net               -        -            -            -            (12)         (12)
Comprehensive earnings                                                                                    691
Dividends paid:
  Common stock ($0.94 per share)             -        -            -         (278)             -         (278)
  ESOP preference shares,
    net of tax benefit                       -        -            -          (19)             -          (19)
Common stock issued                      3,038        2           64            -              -           66
Common stock purchased                 (14,035)      (7)         (64)        (403)             -         (474)

Balance at February 2, 2002            287,173      144            -        3,709            (12)       3,841

Net earnings                                 -        -            -          542              -          542
Minimum pension liability, net               -        -            -            -            (63)         (63)
Comprehensive earnings                                                                                    479
Dividends paid:
  Common stock ($0.95 per share)             -        -            -         (273)             -         (273)
  ESOP preference shares,
    net of tax benefit                       -        -            -          (18)             -          (18)
Common stock issued                      2,723        1           51            -              -           52
Common stock purchased                  (1,645)      (1)         (42)          (3)             -          (46)

Balance at February 1, 2003            288,251      144            9        3,957            (75)       4,035

Net earnings                                 -        -            -          434              -          434
Minimum pension liability, net               -        -            -            -             (3)          (3)
Unrealized gains on marketable
  securities, net of tax of $7               -        -            -            -             11           11
Comprehensive earnings                                                                                    442
Dividends paid:
  Common stock ($0.96 per share)             -        -            -         (277)             -         (277)
  ESOP preference shares,
    net of tax benefit                       -        -            -          (16)             -          (16)
Common stock issued                      2,631        1           58            -              -           59
Common stock purchased                  (2,091)      (1)         (51)           -              -          (52)

Balance at January 31, 2004            288,791     $144         $ 16       $4,098          $ (67)      $4,191


                                                                                      Treasury Shares
(in thousands)                                                      2003          2002           2001
Balance, beginning of year                                        32,204       183,282        172,285
Common stock issued:
   Exercise of stock options                                        (484)         (935)        (1,588)
   Deferred compensation plan                                       (281)         (151)          (231)
   Restricted stock grants, net of forfeitures                       153          (236)          (337)
   Conversion of ESOP preference shares                           (2,019)       (1,401)          (876)
   Contribution to profit sharing plan                                 -             -             (6)

                                                                  (2,631)       (2,723)        (3,038)

Common stock purchased                                             2,091         1,645         14,035
Common stock retired                                                   -      (150,000)             -

Balance, end of year                                              31,664        32,204        183,282

Outstanding common stock excludes shares held in treasury.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year.  The company's fiscal year ends on the Saturday closest to January
31. Fiscal years 2003, 2002, and 2001 ended on January 31, 2004, February 1, 2003, and February 2, 2002, respectively. References to years in this annual report relate to fiscal years or year-ends rather than calendar years.

Basis of Reporting. The consolidated financial statements include the accounts of The May Department Stores Company (May or the company), a Delaware corporation, and all subsidiaries. All intercompany transactions are eliminated. The company operates as one reportable segment. The company's 444 quality department stores are operated by six regional department store divisions across the United States under 11 long-standing and widely recognized trade names. The company aggregates its six department store divisions into a single reportable segment because they have similar economic and operating characteristics. In addition, the Bridal Group operates 210 David's Bridal stores, 460 After Hours Formalwear stores, and 10 Priscilla of Boston stores.

Use of Estimates. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Net Sales. Net sales include merchandise sales and lease department income. Merchandise sales are recognized at the time the sale is made to the customer, are net of estimated returns and promotional coupons, and exclude sales tax. Lease department income is recognized based on a percentage of lease department sales, net of estimated returns.

Cost of Sales. Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. In 2003, restructuring markdowns were incurred to liquidate inventory as stores to be divested were closing. In 2002, restructuring markdowns were incurred to conform merchandise assortments and synchronize pricing and promotional strategies during the division combinations.

Vendor Allowances. The company has arrangements with some vendors under which it receives cash or allowances when merchandise does not achieve anticipated rates of sale. The amounts recorded for these arrangements are recognized as reductions of cost of sales.

Preopening Expenses. Preopening expenses of new stores are expensed as incurred.

Advertising Costs. Advertising and sales promotion costs are expensed at the time the advertising occurs. These costs are net of cooperative advertising reimbursements and are included in selling, general, and administrative expenses. Advertising and sales promotion costs were $628 million, $669 million, and $652 million in 2003, 2002, and 2001, respectively.

Finance Charge Revenues. Finance charge revenues are recognized in accordance with the contractual provisions of customer agreements and are included as a reduction of selling, general, and administrative expenses. Finance charge revenues were $244 million, $261 million, and $292 million in 2003, 2002, and 2001, respectively.

Income Taxes. Income taxes are accounted for using the liability method. The liability method applies statutory tax rates in effect at the date of the balance sheet to differences between the book basis and the tax basis of assets and liabilities.

Earnings per Share. References to earnings per share relate to diluted earnings per share.

Stock-based Compensation. Effective February 2, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003, is expensed using the fair value method. The expense associated with stock options issued in 2003 was $3 million.

The company accounts for stock-based compensation on stock options granted prior to February 2, 2003 by applying Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123. Accordingly, no compensation expense was recognized for these stock options because the option exercise price was fixed at the market price on the date of grant.

Cash Equivalents. Cash equivalents consist primarily of commercial paper with maturities of less than three months. Cash equivalents are stated at cost, which approximates fair value.

Merchandise Inventories. Merchandise inventories are valued principally at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. Merchandise inventories on a FIFO (first-in, first-out) cost basis approximate LIFO. There was no LIFO provision or credit in 2003 or 2002.

Property and Equipment. Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Properties under capital leases and leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Software development costs are capitalized and amortized over their expected useful life. Capitalized interest was $16 million, $23 million, and $22 million in 2003, 2002, and 2001, respectively. The estimated useful life for each major class of long-lived assets is as follows:

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

Goodwill and Other Intangibles. Goodwill represents the excess of cost over the fair value of net tangible and separately recognized intangible assets acquired at the dates of acquisition. Business combinations in 2003 added $63 million of goodwill. The company completes its annual goodwill impairment test in the fourth quarter. No impairment was identified in 2003 or 2002. Other intangibles include trade names and customer lists, and are amortized using the straight-line method over a period of three to 40 years.

Impairment of Long-lived Assets. Long-lived assets and certain identifiable intangibles are reviewed when events or circumstances indicate that their net book values may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if a writedown to fair value is required. Prior to 2003, impairment losses resulting from these reviews were not significant. In 2003, the company recorded $317 million of asset impairments for the planned divestiture of 34 department stores. In the future, if store-for-store sales decline and general economic conditions are negative, impairment losses could be significant.

Financial Derivatives. The company was not a party to any derivative financial instruments in 2003, 2002, or 2001.

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

In 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated goodwill amortization and prescribes a new approach for assessing potential goodwill impairments. The following table illustrates the impact of goodwill amortization on the results of 2001:

(in millions, except per share)                       2003       2002       2001

Reported net earnings                               $  434     $  542     $  703
Add back: Goodwill amortization, net of tax              -          -         37
Adjusted net earnings                               $  434     $  542     $  740

Basic earnings per share:
   Reported net earnings                            $ 1.44     $ 1.82     $ 2.31
   Add back: Goodwill amortization, net of tax           -          -       0.12
   Adjusted basic earnings per share                $ 1.44     $ 1.82     $ 2.43

Diluted earnings per share:
   Reported net earnings                            $ 1.41     $ 1.76     $ 2.21
   Add back: Goodwill amortization, net of tax           -          -       0.11
   Adjusted diluted earnings per share              $ 1.41     $ 1.76     $ 2.32

Reclassifications. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

RESTRUCTURING COSTS

Store Divestitures. In July 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, inventory liquidation losses of $25 million, severance benefits of $23 million, and other charges of approximately $15 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $328 million was recognized in 2003, $6 million of which was included in cost of sales. Most of the remaining costs are expected to be recognized in 2004 and 2005.

The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of 2003, the company has closed nine of the 34 stores it intends to divest.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(in millions)                                                     Balance
                                    2003   Payments   Non-cash   Jan. 31,
                                  Charge  (Proceeds)      Uses       2004

Asset impairment                  $  317   $      -   $    317       $  -
Disposal (gains) losses               (9)       (30)        21          -
Inventory liquidation losses           6          6          -          -
Severance benefits                     6          6          -          -
Other                                  8          8          -          -
Total                             $  328   $    (10)  $    338       $  -

Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. Inventory liquidation losses are incurred to mark down inventory during liquidation sales as stores to be divested are closing. Severance benefits are recognized as each store is closed. As of January 31, 2004, severance benefits were paid to approximately 900 store and central office associates.

Division Combinations. In 2002, the company recorded restructuring charges of $102 million for the Filene's/Kaufmann's and Robinsons-May/Meier & Frank division combinations and $12 million for the closure of the Arizona Credit Center and realignment of the company's data centers. Of the $114 million in total charges, $23 million was included as cost of sales.

The significant components of the division combination costs and status of the related liability are summarized below:

(in millions)                   Balance                             Balance
                       Total  | Feb. 1,               Non-cash     Jan. 31,
                      Charge  |    2003   Payments        Uses         2004
Severance and                 |
  relocation benefits   $ 59  |    $ 17       $ 15        $  -         $  2
Inventory alignment       23  |       -          -           -            -
Central office closure    15  |       -          -           -            -
Other                     17  |       7          2           5            -
Total                   $114  |    $ 24       $ 17        $  5         $  2

Severance and relocation benefits include severance for approximately 2,000 associates and the costs to relocate certain employees. Inventory alignment includes the markdowns incurred to conform merchandise assortments and to synchronize pricing and promotional strategies. Central office closure includes primarily accelerated depreciation of fixed assets in the closed central offices. Remaining severance costs will be paid by the end of fiscal 2004.

BUSINESS COMBINATIONS

In 2003, the company acquired 225 tuxedo rental and retail locations, primarily in the Midwestern and Western United States. These purchases include certain assets of Gingiss Formalwear, Desmonds Formalwear, and Modern Tuxedo. The aggregate purchase price for these acquisitions was $70 million. The purchase price allocations for these business combinations are preliminary and subject to final valuations. These transactions did not have a material effect on results of operations or financial position.

PROFIT SHARING

The company has a qualified profit sharing plan that covers most associates who work 1,000 hours or more in a year and have attained age 21. The plan is a defined-contribution program that provides discretionary matching allocations at a variable matching rate generally based upon changes in the company's annual earnings per share, as defined in the plan. The plan's matching allocation value totaled $53 million for 2003, an effective match rate of 91%. The matching allocation values were $28 million in 2002 and $33 million in 2001.

The plan includes an Employee Stock Ownership Plan (ESOP), under which the plan borrowed $400 million in 1989, guaranteed by the company, at an average rate of 8.5%. The proceeds were used to purchase $400 million (788,955 shares) of convertible preference stock of the company (ESOP preference shares). Each share is convertible into 33.787 shares of common stock and has a stated value of $15.01 per common share equivalent. The annual dividend rate on the ESOP preference shares is 7.5%.

The $91 million outstanding portion of the guaranteed ESOP debt is reflected on the consolidated balance sheet as current maturities of long-term debt because the company will fund the remaining debt service in 2004. The company's contributions to the ESOP and the dividends on the ESOP preference shares are used to repay the loan principal and interest. Interest expense associated with the ESOP debt was $9 million in 2003, $14 million in 2002, and $18 million in 2001. Dividends on ESOP preference shares were $18 million in 2003, $20 million in 2002, and $22 million in 2001.

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

The company's profit sharing expense was $46 million in 2003, $40 million in 2002, and $47 million in 2001.

At January 31, 2004, the plan beneficially owned 12.3 million shares of the company's common stock and 100% of the company's ESOP preference shares, representing 9.2% of the company's common stock.

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

The components of net periodic benefit costs and actuarial assumptions for the benefit plans were:

(in millions)                                    2003        2002        2001

Components of pension expense (all plans)
Service cost                                     $ 51         $43         $39
Interest cost                                      59          55          53
Expected return on assets                         (31)        (38)        (42)
Net amortization(1)                                29          12          12

Total                                            $108         $72         $62

(1) Prior service cost and actuarial (gain) loss are amortized over the remaining service period.

(as of January 1)                                2004        2003        2002
Actuarial assumptions
Discount rate                                    6.00%       6.75%       7.25%
Expected return on plan assets                   7.00        7.00        7.50
Salary increase                                  3.50        4.00        4.00

The expected return on plan assets represents the weighted expected return for each asset category using the target allocation and actual returns in prior periods.

Target asset allocations and actual asset allocations by asset category were:

                                     Target                     Percentage of
                                 Allocation                Actual Plan Assets
Asset Category                         2003                2003          2002

Equity securities                     55-65%                 61%           60%
Debt securities                       35-45                  39            40
                                                            100%          100%

The accumulated benefit obligations (ABO), change in projected benefit obligations (PBO), change in net plan assets, and funded status of the benefit plans were:

                                        Qualified Plan     Nonqualified Plans
(in millions)                             2003    2002      2003         2002
Change in PBO(1)
PBO at beginning of year                  $727    $638     $ 175        $ 170
Service cost                                46      39         5            4
Interest cost                               46      44        13           11
Actuarial loss(2)                           72      53        43            -
Plan amendments                             (1)     15         2           (1)
Benefits paid                              (69)    (62)      (10)          (9)

PBO at end of year                        $821    $727     $ 228        $ 175

ABO at end of year(3)                     $715    $641     $ 187        $ 152

                                        Qualified Plan     Nonqualified Plans
(in millions)                             2003    2002      2003         2002
Change in net plan assets
Fair value of net plan assets
  at beginning of year                   $ 494   $ 549     $   -        $   -
Actual return on plan assets                88     (47)        -            -
Employer contribution                       84      54         -            -
Benefits paid                              (69)    (62)        -            -

Fair value of net plan assets
  at end of year                         $ 597   $ 494     $   -        $   -

Funded status (PBO less plan assets)     $(224)  $(233)    $(228)       $(175)
Unrecognized net actuarial loss            194     192        78           40
Unrecognized prior service cost             49      60        11           11

Net prepaid (accrued) benefit cost       $  19   $  19     $(139)       $(124)

Plan assets (less than) ABO              $(118)  $(147)    $(187)       $(152)

Amounts recognized in the balance sheets(4)
Accrued benefit liability                $(118)  $(147)    $(187)       $(152)
Intangible asset                            49      60        10           11
Accumulated other comprehensive loss        88     106        38           17

Net amount recognized                    $  19   $  19     $(139)       $(124)

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

Estimated future benefit payments to plan participants at January 31, 2004 are:

(in millions)                             Qualified         Nonqualified
                                               Plan                 Plan
2004                                           $ 79                  $ 9
2005                                             82                    9
2006                                             85                    9
2007                                             87                    9
2008                                             90                    9
2009-2013                                       463                   41

The company's practice is to make annual plan contributions equal to qualified plan expense. The company expects 2004 qualified plan expense to be approximately $75 million.

The company also provides postretirement life and/or health benefits for certain associates. As of January 31, 2004, the company's estimated PBO (at a discount rate of 6.00%) for postretirement benefits was $67 million, of which $50 million was accrued in other liabilities. As of February 1, 2003, the company's estimated PBO (at a discount rate of 6.75%) for postretirement benefits was $62 million, of which $49 million was accrued in other liabilities. The postretirement plan is unfunded. The postretirement benefit expense was $6 million in 2003 and $4 million in both 2002 and 2001.

The estimated future obligations for postretirement medical benefits are based upon assumed annual healthcare cost increases of 9% for 2004, decreasing by 1% annually to 5% for 2008 and future years. A 1% increase or decrease in the assumed annual healthcare cost increases would increase or decrease the present value of estimated future obligations for postretirement benefits by approximately $4 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 is not expected to have a material impact on the company's postretirement health benefits.

TAXES

The provision for income taxes and the related percent of pretax earnings for the last three years were:

(dollars in millions)                  2003             2002            2001
                                  $       %        $       %        $      %

Federal                        $231             $211             $315
State and local                  38               33               58
Current taxes                   269    42.1%     244    29.7%     373   32.7%

Federal                         (59)              62               54
State and local                  (5)             (28)               9
Deferred taxes                  (64)  (10.0)      34     4.2       63    5.6

Total                          $205    32.1%    $278    33.9%    $436   38.3%


The reconciliation between the statutory federal income tax rate and the effective income tax rate for the last three years follows:

(percent of pretax earnings)               2003           2002           2001

Statutory federal income tax rate          35.0%          35.0%          35.0%
State and local income taxes                5.2            0.6            5.9
Federal tax benefit of state
  and local income taxes                   (1.8)          (0.2)          (2.1)
Resolution of federal tax matters          (4.9)           0.0            0.0
Other, net                                 (1.4)          (1.5)          (0.5)

Effective income tax rate                  32.1%          33.9%          38.3%

Major components of deferred tax assets (liabilities) were:

(in millions)                                              2003          2002

Accrued expenses and reserves                             $ 108         $ 127
Deferred and other compensation                             194           209
Merchandise inventories                                    (224)         (188)
Depreciation and amortization and basis differences        (879)         (792)
Other deferred income tax liabilities, net                   (5)          (53)

Net deferred income taxes                                  (806)         (697)

Less: Net current deferred income tax assets(liabilities)   (33)           13

Noncurrent deferred income taxes                          $(773)        $(710)

EARNINGS PER SHARE

All ESOP preference shares were issued in 1989, and earnings per share is computed in accordance with the provisions of Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," and Emerging Issues Task Force 89-12, "Earnings Per Share Issues Related to Convertible Preferred Stock Held by an Employee Stock Ownership Plan." For basic earnings per share purposes, the ESOP preference shares dividend, net of income tax benefit, is deducted from net earnings to arrive at net earnings available for common shareowners. Diluted earnings per share is computed by use of the "if converted" method, which assumes all ESOP preference shares were converted as of the beginning of the year. Net earnings are adjusted to add back the ESOP preference dividend deducted in computing basic earnings per share, less the amount of additional ESOP contribution required to fund ESOP debt service in excess of the current common stock dividend attributable to the ESOP preference shares.

Diluted earnings per share also include the effect of outstanding options. Options excluded from the diluted earnings per share calculation because of their antidilutive effect totaled 23.4 million in 2003, 18.5 million in 2002, and 9.3 million in 2001. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for 2003, 2002, and 2001:

(in millions, except per share)                                           2003
                                                Net                   Earnings
                                           Earnings      Shares      per Share

Net earnings                                   $434
ESOP preference shares' dividends               (16)

Basic earnings per share                       $418       289.9          $1.44

ESOP preference shares                           14        16.6
Assumed exercise of options
  (treasury stock method)                         -         0.5

Diluted earnings per share                     $432       307.0          $1.41


(in millions, except per share)                                           2002
                                                Net                   Earnings
                                           Earnings      Shares      per Share

Net earnings                                   $542
ESOP preference shares' dividends               (18)

Basic earnings per share                       $524       288.2          $1.82

ESOP preference shares                           17        18.5
Assumed exercise of options
  (treasury stock method)                         -         1.2

Diluted earnings per share                     $541       307.9          $1.76

(in millions, except per share)                                           2001
                                               Net                    Earnings
                                          Earnings       Shares      per Share

Net earnings                                  $703
ESOP preference shares' dividends              (19)

Basic earnings per share                      $684        296.0          $2.31

ESOP preference shares                          17         19.5
Assumed exercise of options
  (treasury stock method)                        -          2.1

Diluted earnings per share                    $701        317.6          $2.21

ACCOUNTS RECEIVABLE

Credit sales under department store credit programs as a percent of net sales were 35.3% in 2003. This compares with 36.9% in 2002 and 39.0% in 2001. Net accounts receivable consisted of:

(in millions)                                              2003          2002

Customer accounts receivable                             $1,703        $1,750
Other receivables                                           157           138

Total accounts receivable                                 1,860         1,888
Allowance for doubtful accounts                            (105)         (112)

Accounts receivable, net                                 $1,755        $1,776

The fair value of customer accounts receivable approximates their carrying values at January 31, 2004, and February 1, 2003, because of the short-term nature of these accounts. We do not sell or securitize customer accounts receivables. The allowance for doubtful accounts is based upon a number of factors including account write-off experience, account aging, and month-end balances.

Net sales made through third-party debit and credit cards as a percent of net sales were 43.6% in 2003, 41.1% in 2002, and 38.2% in 2001.

OTHER CURRENT ASSETS

Other current assets consisted of:

(in millions)                                              2003          2002

Prepaid expenses and supply inventories                     $87           $86
Current deferred income taxes                                 -            13

Total                                                       $87           $99

OTHER ASSETS

Other assets consisted of:

(in millions)                                              2003          2002

Intangible pension asset                                   $ 59          $ 71
Deferred debt expense                                        35            39
Other                                                        39            21

Total                                                      $133          $131

ACCRUED EXPENSES

Accrued expenses consisted of:

(in millions)                                              2003          2002

Insurance costs                                           $ 262         $ 257
Salaries, wages, and employee benefits                      190           172
Advertising and other operating expenses                    157           146
Interest and rent expense                                   135           134
Sales, use, and other taxes                                 116           104
Construction costs                                           55            68
Current deferred income taxes                                33             -
Other                                                        27            66

Total                                                     $ 975         $ 947

SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt for the last three years was:

(dollars in millions)                        2003          2002          2001

Balance outstanding at year-end            $    -        $  150        $   78
Average balance outstanding                   226           235           397
Average interest rate:
  At year-end                                   -           1.3%          1.8%
  On average balance                          1.3%          1.7%          3.0%
Maximum balance outstanding                $  473        $  825        $1,090

The average balance of short-term debt outstanding, primarily commercial paper, and the respective weighted average interest rates are based on the number of days such short-term debt was outstanding during the year. The maximum balance outstanding in 2003 consisted of $445 million of commercial paper and $28 million of short-term bank financing.

The company has $1.0 billion of credit under unsecured revolving facilities consisting of a $700 million multi-year credit agreement expiring July 31, 2006, and a $300 million 364-day credit agreement expiring August 2, 2004. These credit agreements support the company's commercial paper borrowings. Financial covenants under the credit agreements include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. The company also maintains a $28 million credit facility with a group of minority-owned banks.

LONG-TERM DEBT

Long-term debt and capital lease obligations were:

(in millions)                                              2003          2002

Unsecured notes and sinking-fund
  debentures due 2004-2036                               $3,970        $4,104
Mortgage notes and bonds due 2004-2020                       18            21
Capital lease obligations                                    48            49

Total debt                                                4,036         4,174
Less: Current maturities of long-term debt                  239           139

Long-term debt                                           $3,797        $4,035

The weighted average interest rate of long-term debt was 8.0% at January 31, 2004, and 8.0% at February 1, 2003.

The annual maturities of long-term debt, including sinking fund requirements and capital lease obligations, are $239 million, $155 million, $131 million, $260 million, and $177 million for 2004 through 2008. Maturities of long-term debt are scheduled over the next 33 years, with the largest principal repayment in any single year being $260 million. Interest payments on long-term debt are typically paid on a semi-annual basis.

The net book value of property encumbered under long-term debt agreements was $73 million at January 31, 2004.

The fair value of long-term debt (excluding capital lease obligations) was approximately $4.7 billion and $4.8 billion at January 31, 2004, and February 1, 2003, respectively. The fair value was determined using borrowing rates for debt instruments with similar terms and maturities.

During the third quarter of 2002, the company recorded $10 million of interest expense related to the call of $200 million of 8.375% debentures due in 2022. The debentures were called effective October 1, 2002.

During the third quarter of 2001, the company recorded interest expense of $5 million related to the call of $100 million of 9.875% debentures due in 2021. These debentures were called effective October 9, 2001.

In February 2004, the company announced its intention to redeem $200 million of 8.375% debentures due in 2024. The debentures are expected to be called effective August 1, 2004.

LEASE OBLIGATIONS

The company leases approximately 27% of its gross retail square footage. Rental expense for the company's operating leases consisted of:

(in millions)                                2003          2002          2001

Minimum rentals                              $107          $ 97           $80
Contingent rentals based on sales              12            13            15
Real property rentals                         119           110            95
Equipment rentals                               2             3             4

Total                                        $121          $113           $99

Future minimum lease payments at January 31, 2004, were:

                                         Capital      Operating
(in millions)                             Leases         Leases         Total

2004                                        $  7           $108          $115
2005                                           7            101           108
2006                                           7             92            99
2007                                           7             84            91
2008                                           7             74            81
After 2008                                    57            399           456

Minimum lease payments                      $ 92           $858          $950

The present value of minimum lease payments under capital leases was $48 million at January 31, 2004, of which $2 million was included in current liabilities. The present value of operating leases (minimum rents) was $568 million at January 31, 2004. Property under capital leases was:

(in millions)                                              2003          2002

Cost                                                        $57           $57
Accumulated amortization                                    (33)          (31)

Total                                                       $24           $26

The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $825 million and are offset by payments from existing tenants and subtenants.
In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.

OTHER LIABILITIES

In addition to accrued pension and postretirement costs, other liabilities consisted principally of deferred compensation liabilities of $144 million at January 31, 2004, and $148 million at February 1, 2003. Under the company's deferred compensation plan, eligible associates may elect to defer part of their compensation each year into cash and/or stock unit alternatives. The company issues shares to settle obligations with participants who defer in stock units, and it maintains shares in treasury sufficient to settle all outstanding stock unit obligations.

LITIGATION

The company is involved in claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's consolidated financial statements taken as a whole.

STOCK OPTION AND STOCK-RELATED PLANS

Under the company's common stock option plans, options are granted at market price on the date of grant. Options to purchase may extend for up to 10 years, may be exercised after stated intervals of time, and are conditional upon continued active employment with the company. At the end of 2003, 17.1 million shares were available for grant under the plans, of which 5.7 million could be issued as restricted stock.

Effective February 2, 2003, the company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003, is expensed using the fair value method.

Stock options granted prior to February 2, 2003, are accounted for as provided by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized related to these stock options because the option exercise price is fixed at the market price on the date of grant.

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings per share for 2003, 2002, and 2001 if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(millions, except per share)
                                               2003        2002        2001

Net earnings, as reported                    $  434      $  542      $  703
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                               2           -           -
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value-based method,
         net of tax                              22          23          26
Pro forma net earnings                       $  414      $  519      $  677

Earnings per share:
  Basic - as reported (prospective)          $ 1.44      $ 1.82      $ 2.31
  Basic - pro forma (retroactive)            $ 1.37      $ 1.74      $ 2.23

  Diluted - as reported (prospective)        $ 1.41      $ 1.76      $ 2.21
  Diluted - pro forma (retroactive)          $ 1.34      $ 1.69      $ 2.14

The company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The Black-Scholes assumptions used were:
                                             2003         2002         2001

Risk-free interest rate                       3.1%         5.1%         4.6%
Expected dividend                           $0.96        $0.95        $0.94
Expected option life (years)                    7            7            7
Expected volatility                            32%          32%          32%


A combined summary of the stock option plans at the end of 2003, 2002, and 2001, and of the changes in outstanding shares within years, is presented below:

(shares in thousands)            2003                  2002               2001
                              Average               Average            Average
                             Exercise              Exercise           Exercise
                      Shares    Price     Shares      Price    Shares    Price

Beginning of year     25,275      $34     22,474        $34    20,057      $33
Granted                4,237       22      5,131         35     4,688       36
Exercised               (485)      25       (947)        26    (1,588)      26
Forfeited or expired  (2,904)      33     (1,383)        36      (683)      35

End of year           26,123      $33     25,275        $34    22,474      $34
Exercisable at
 end of year          16,082      $35     14,431        $35    11,049      $34
Fair value per share
 of options granted               $ 5                   $11                $11

The following table summarizes information about stock options outstanding at January 31, 2004:

                               Options Outstanding         Options Exercisable
                               Average
Exercise         Number      Remaining     Average         Number      Average
Price       Outstanding    Contractual    Exercise    Exercisable     Exercise
Range     (in thousands)          Life       Price  (in thousands)       Price

$21-30           10,459              7         $25          5,358          $26
 31-35            6,024              7          34          2,826           33
 36-45            9,640              6          41          7,898           42

                 26,123              6         $33         16,082          $35

The company is authorized to grant restricted stock to management associates with or without performance restrictions. No monetary consideration is paid by associates who receive restricted stock. Restricted stock vests over periods of up to 10 years. In 2003 and 2002, the company granted 125,000 and 439,208 shares of restricted stock, respectively. The aggregate outstanding shares of restricted stock as of January 31, 2004, and February 1, 2003, were 904,000 and 1,140,750, respectively. For restricted stock grants, compensation expense is based upon the grant date market price and is recorded over the vesting period. For performance-based restricted stock, compensation expense is recorded over the performance period and is based on estimates of performance levels.

COMMON STOCK REPURCHASE PROGRAMS

In 2001, the company's board of directors authorized a common stock repurchase program of $400 million. During 2001, the company completed this repurchase program totaling 11.9 million shares of May common stock at an average price of $34 per share.

In February 2004, the company's board of directors authorized a common stock repurchase program of $500 million.

PREFERENCE STOCK

The company is authorized to issue up to 25 million shares of $0.50 par value preference stock. As of January 31, 2004, there were 800,000 ESOP preference shares authorized and 462,846 shares outstanding. Each ESOP preference share is convertible into shares of May common stock, at a conversion rate of 33.787 shares of May common stock for each ESOP preference share. Each ESOP preference share carries the number of votes equal to the number of shares of May common stock into which the ESOP preference share could be converted. Dividends are cumulative and paid semiannually at a rate of $38.025 per share per year. ESOP preference shares have a liquidation preference of $507 per share plus accumulated and unpaid dividends. ESOP preference shares may be redeemed, in whole or in part, at the option of May or an ESOP preference shareowner, at a redemption price of $507 per share, plus accumulated and unpaid dividends. The redemption price may be satisfied in cash or May common stock or a combination of both.

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

QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. The quarterly information below is presented using the same classifications as the annual financial statements. Summarized quarterly results for the last two years were:

(in millions,
except per share)                                                        2003
                                 First    Second    Third    Fourth      Year

Net sales                       $2,873    $3,000   $2,976    $4,494   $13,343
Cost of sales:
  Recurring                      2,088     2,118    2,160     3,006     9,372
  Restructuring markdowns            -         -        1         5         6
Selling, general, and
  administrative expenses          640       657      658       731     2,686
Restructuring costs                  -       318        5        (1)      322
Pretax earnings                     65      (173)      74       673       639
Net earnings                        72      (110)      47       425       434

Earnings per share:
  Basic                         $ 0.23    $(0.39)  $ 0.15    $ 1.45   $  1.44
  Diluted                         0.23     (0.39)    0.15      1.38      1.41


(in millions,
except per share)                                                        2002
                                 First    Second    Third    Fourth      Year

Net sales                       $3,096    $3,030   $2,992    $4,373   $13,491
Cost of sales:
   Recurring                     2,203     2,119    2,171     2,947     9,440
   Restructuring markdowns           -        20        3         -        23
Selling, general, and
  administrative expenses          658       657      691       766     2,772
Restructuring costs                 40        39        6         6        91
Pretax earnings                    112       109       25       574       820
Net earnings                        70        69       16       387       542

Earnings per share:
  Basic                         $ 0.23    $ 0.22   $ 0.05    $ 1.32   $  1.82
  Diluted                         0.23      0.22     0.05      1.26      1.76

CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The company ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York ("Subsidiary Issuer"). Other subsidiaries of the Parent include May Department Stores International, Inc. ("MDSI"), Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and subsidiaries, including After Hours Formalwear, Inc.

Condensed consolidating balance sheets as of January 31, 2004, and February 1, 2003, and the related condensed consolidating statements of earnings and cash flows for each of the three fiscal years in the period ended January 31, 2004, are presented below.

                                    Condensed Consolidating Balance Sheet
                                            As of January 31, 2004
(millions)
                                       Subsidiary     Other
                                Parent   Issuer   Subsidiaries  Eliminations Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $   551    $     13     $      -        $   564
  Accounts receivable, net           -      1,740          46          (31)         1,755
  Merchandise inventories            -      2,637         100            -          2,737
  Other current assets               -         75          32          (20)            87
     Total current assets            -      5,003         191          (51)         5,143

Property and equipment, at cost      -      8,860         243            -          9,103
Accumulated depreciation             -     (3,882)        (72)           -         (3,954)
  Property and equipment, net        -      4,978         171            -          5,149

Goodwill                             -      1,129         375            -          1,504
Intangible assets, net               -          4         164            -            168
Other assets                         -        125           8            -            133
Intercompany (payable)
  receivable                      (642)       161       3,706       (3,225)             -
Investment in subsidiaries       4,981          -           -       (4,981)             -
     Total assets              $ 4,339    $11,400    $  4,615     $ (8,257)       $12,097

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $     -    $      -     $      -        $     -
  Current maturities of
    long-term debt                   -        239           -            -            239
  Accounts payable                   -      1,095          91            5          1,191
  Accrued expenses                   4        917         110          (56)           975
  Income taxes payable               -        240          40            -            280
     Total current liabilities       4      2,491         241          (51)         2,685

Long-term debt                       -      3,796           1            -          3,797
Intercompany note payable
  (receivable)                       -      3,225           -       (3,225)             -
Deferred income taxes                -        706          67            -            773
Other liabilities                    -        985           9         (487)           507
ESOP preference shares             235          -           -            -            235
Unearned compensation              (91)       (91)          -           91            (91)
Shareowners' equity              4,191        288       4,297       (4,585)         4,191
     Total liabilities and
      shareowners' equity      $ 4,339    $11,400    $  4,615     $ (8,257)       $12,097

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended January 31, 2004
(millions)
                                           Subsidiary    Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated

Net sales                           $    -  $ 12,735    $  1,918     $ (1,310)      $ 13,343
Cost of sales:
  Recurring                              -     9,185       1,477       (1,290)         9,372
  Restructuring markdowns                -         6           -            -              6
Selling, general, and
  administrative expenses                -     2,434         286          (34)         2,686
Restructuring costs                      -       322           -            -            322
Interest expense (income), net:
  External                               -       318           -            -            318
  Intercompany                           -       285        (285)           -              -
Equity in earnings of subsidiaries    (434)        -           -          434              -
Earnings (loss) before income taxes    434       185         440         (420)           639
Provision for income taxes               -        48         157            -            205
Net earnings (loss)                 $  434  $    137    $    283     $   (420)      $    434


                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended January 31, 2004
(millions)
                                           Subsidiary    Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated

Operating activities:
  Net earnings (loss)               $  434  $    137    $    283     $   (420)      $    434
  Equity in earnings of subsidiaries  (434)        -           -          434              -
  Depreciation and amortization          -       525          39            -            564
  Asset impairments                      -       317           -            -            317
  (Increase) decrease in
    working capital                     (1)      425          15            3            442
  Other, net                           (27)       27         (65)         (17)           (82)
Cash flows from
  (used for) operations                (28)    1,431         272            -          1,675

Investing activities:
  Net additions to property and
    equipment, and business
    combinations                         -      (484)       (135)           -           (619)
Cash flows used for
  investing activities                   -      (484)       (135)           -           (619)

Financing activities:
  Net short-term debt repayments         -      (150)          -            -           (150)
  Net long-term debt repayments          -       (53)        (25)           -            (78)
  Net issuances (repurchases) of
    common stock                       (39)       13           -            -            (26)
  Dividend payments                   (295)        2           -            -           (293)
  Intercompany activity, net           362      (245)       (117)           -              -
Cash flows from (used for)
  financing activities                  28      (433)       (142)           -           (547)

Increase (decrease) in cash and
  cash equivalents                       -       514          (5)           -            509

Cash and cash equivalents,
  beginning of year                      -        37          18            -             55

Cash and cash equivalents,
  end of year                       $    -  $    551    $     13     $      -       $    564

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                    Condensed Consolidating Balance Sheet
                                            As of February 1, 2003

(millions)

                                         Subsidiary     Other
                                Parent     Issuer    Subsidiaries  Eliminations  Consolidated

ASSETS
Current assets:
  Cash and cash equivalents    $     -     $    37     $     18     $      -         $    55
  Accounts receivable, net           -       1,766           46          (36)          1,776
  Merchandise inventories            -       2,787           70            -           2,857
  Other current assets               -          79           23           (3)             99
     Total current assets            -       4,669          157          (39)          4,787

Property and equipment, at cost      -       9,024          181            -           9,205
Accumulated depreciation             -      (3,690)         (49)           -          (3,739)
  Property and equipment, net        -       5,334          132            -           5,466

Goodwill                             -       1,129          312            -           1,441
Intangible assets, net               -           6          170            -             176
Other assets                         -         122            9            -             131
Intercompany (payable)
  receivable                      (671)        254        3,617       (3,200)              -
Investment in subsidiaries       4,824           -            -       (4,824)              -
     Total assets              $ 4,153     $11,514     $  4,397     $ (8,063)        $12,001



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -     $   150     $      -     $      -         $   150
  Current maturities of
   long-term debt                    -         139            -            -             139
  Accounts payable                   -       1,021           80            -           1,101
  Accrued expenses                   5         890           88          (36)            947
  Income taxes payable               -         244           23           (3)            264
     Total current liabilities       5       2,444          191          (39)          2,601

Long-term debt                       -       4,034            1            -           4,035
Intercompany note payable
  (receivable)                       -       3,200            -       (3,200)              -
Deferred income taxes                -         646           64            -             710
Other liabilities                    -         970           10         (473)            507
ESOP preference shares             265           -            -            -             265
Unearned compensation             (152)       (152)           -          152            (152)
Shareowners' equity              4,035         372        4,131       (4,503)          4,035
     Total liabilities and
      shareowners' equity      $ 4,153     $11,514     $  4,397     $ (8,063)        $12,001

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 1, 2003
(millions)
                                             Subsidiary     Other
                                   Parent      Issuer    Subsidiaries Eliminations Consolidated

Net sales                          $    -     $ 12,978     $  1,865     $  (1,352)     $13,491
Cost of sales:
  Recurring                             -        9,294        1,477        (1,331)       9,440
  Restructuring markdowns               -           23            -             -           23
Selling, general, and
  administrative expenses               -        2,563          245           (36)       2,772
Restructuring costs                     -           91            -             -           91
Interest expense (income), net:
  External                              -          345            -             -          345
  Intercompany                          -          284         (284)            -            -
Equity in earnings of subsidiaries   (542)           -            -           542            -
Earnings (loss) before income taxes   542          378          427          (527)         820
Provision for income taxes              -          123          155             -          278
Net earnings (loss)                $  542     $    255     $    272     $    (527)     $   542



                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended February 1, 2003
(millions)
                                           Subsidiary     Other
                                    Parent   Issuer   Subsidiaries  Eliminations Consolidated

Operating activities:
  Net earnings (loss)               $  542  $    255     $    272     $    (527)   $   542
  Equity in earnings of subsidiaries  (542)        -            -           542          -
  Depreciation and amortization          -       522           35             -        557
  (Increase) decrease in
    working capital                     (1)      191           22            (1)       211
  Other, net                          (170)      428          (94)          (14)       150
Cash flows from
  (used for) operations               (171)    1,396          235             -      1,460

Investing activities:
  Net additions to property and
    equipment, and business
    combinations                         -      (745)         (45)            -       (790)
Cash flows used for
  investing activities                   -      (745)         (45)            -       (790)

Financing activities:
  Net short-term debt issuances          -        72            -             -         72
  Net long-term debt repayments          -      (433)          (1)            -       (434)
  Net issuances (repurchases) of
    common stock                       (22)        8            -             -        (14)
  Dividend payments                   (294)        3            -             -       (291)
  Intercompany activity, net           487      (300)        (187)            -          -
Cash flows from (used for)
  financing activities                 171      (650)        (188)            -       (667)

Increase in cash and
  cash equivalents                       -         1            2             -          3

Cash and cash equivalents,
  beginning of year                      -        36           16             -         52

Cash and cash equivalents,
  end of year                       $    -  $     37     $     18     $       -    $    55

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                               Condensed Consolidating Statement of Earnings
                                 For the Fiscal Year Ended February 2, 2002
(millions)

                                            Subsidiary    Other
                                     Parent   Issuer   Subsidiaries Eliminations Consolidated

Net sales                           $    -  $ 13,562     $  1,647    $  (1,326)     $13,883
Cost of sales                            -     9,586        1,358       (1,312)       9,632
Selling, general, and
  administrative expenses                -     2,637          151          (30)       2,758
Interest expense (income), net:
  External                               -       355           (1)           -          354
  Intercompany                           -       284         (284)           -            -
Equity in earnings of subsidiaries    (703)        -            -          703            -
Earnings (loss) before income taxes    703       700          423         (687)       1,139
Provision for income taxes               -       280          156            -          436
Net earnings (loss)                 $  703  $    420     $    267    $    (687)     $   703


                               Condensed Consolidating Statement of Cash Flows
                                 For the Fiscal Year Ended February 2, 2002
(millions)

                                           Subsidiary     Other
                                    Parent   Issuer   Subsidiaries Eliminations  Consolidated

Operating activities:
  Net earnings (loss)               $  703  $    420     $    267    $    (687)     $   703
  Equity in earnings of subsidiaries  (703)        -            -          703            -
  Depreciation and amortization          -       536           23            -          559
 (Increase) decrease in
    working capital                     (1)      272           47            -          318
  Other, net                           193         8         (121)         (16)          64
Cash flows from operations             192     1,236          216            -        1,644

Investing activities:
  Net additions to property
    and equipment, and business
    combinations                         -    (1,029)        (152)           -       (1,181)
Cash flows used for
  investing activities                   -    (1,029)        (152)           -       (1,181)

Financing activities:
  Net short-term debt issuances          -        78            -            -           78
  Net long-term debt issuances           -        74           (2)           -           72
  Net issuances (repurchases) of
    common stock                      (432)       12            -            -         (420)
  Dividend payments                   (300)        3            -            -         (297)
  Intercompany activity, net           540      (475)         (65)           -            -
Cash flows used for
  financing activities                (192)     (308)         (67)           -         (567)

Decrease in cash and
  cash equivalents                       -      (101)          (3)           -         (104)

Cash and cash equivalents,
  beginning of year                      -       137           19            -          156

Cash and cash equivalents,
  end of year                       $    -  $     36     $     16    $       -      $    52

                                      SCHEDULE II

                     THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE THREE FISCAL YEARS ENDED JANUARY 31, 2004

(millions)

                                            Charges
                                           to costs
                                             and
                             Balance       expenses                      Balance
                            beginning      and other      Deductions      end of
                            of period     adjustments         (a)         period


FISCAL YEAR ENDED
     January 31, 2004
       Allowance for
         uncollectible
         accounts               $ 112            $115          $(122)       $105

FISCAL YEAR ENDED
     February 1, 2003
       Allowance for
         uncollectible
         accounts               $  90            $124          $(102)       $112

FISCAL YEAR ENDED
     February 2, 2002
       Allowance for
         uncollectible
         accounts               $  76            $117          $(103)       $ 90


(a) Write-off of accounts determined to be uncollectible, net of recoveries of $24 million in 2003, $25 million in 2002, and $24 million in 2001.

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

Item 9A - Disclosure Controls and Procedures.

As of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

                              PART III

Items 10, 11, 12, 13, 14.    Directors and Executive Officers of May, Executive
                             Compensation, Security Ownership of Certain
                             Beneficial Owners and Management, Certain
                             Relationships and Related Transactions, Principal
                             Accounting Fees and Services

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 12, 13, and 14 (other than information about executive officers of May and its Code of Ethics) is incorporated by reference from the definitive proxy statement for the registrant's 2004 Annual Meeting of Shareowners to be filed with the commission pursuant to Regulation 14A. Information about executive officers of May and May's Code of Ethics is set forth in Part I of this Form 10-K, under the heading "Items 1. and 2. Business and Description of Property."
                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents filed as part of this report:
       (1)  Financial Statements.                                Page in
                                                               this Report
            Report of Deloitte & Touche LLP,
                 Independent Auditors                              18-19
            Report of Arthur Andersen LLP,
                 Independent Auditors                              19-20
            Consolidated Statements of Earnings for
                 the three fiscal years ended
                 January 31, 2004                                     21
            Consolidated Balance Sheets as of
                 January 31, 2004, and February 1, 2003               22
            Consolidated Statements of Cash Flows
                 for the three fiscal years ended
                 January 31, 2004                                     23
            Consolidated Statements of Shareowners'
                 Equity for the three fiscal years
                 ended January 31, 2004                               24
            Notes to Consolidated Financial Statements             25-46

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)                                     Page in
                                                                 this report
       (2) Supplemental Financial Statement Schedule(for the three fiscal years ended January 31, 2004):

                 Schedule II Valuation and Qualifying Accounts        47

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

            3.3  By-Laws of May                                 Incorporated by
                                                                Reference to
                                                                Exhibit 4.3 of
                                                                Form S-8 filed
                                                                February 20,
                                                                2003.

            4.1  Rights Agreement, dated August                 Incorporated by
                 19, 1994                                       Reference to
                                                                Exhibit 1 to
                                                                Current Report
                                                                on Form 8-K,
                                                                dated September,
                                                                2, 1994.

            4.2  Assignment and Assumption of the               Incorporated by
                 Rights Agreement, dated May 24, 1996           Reference to
                                                                Exhibit 4(d) of
                                                                Post-Effective
                                                                Amendment No. 1
                                                                to Form S-8,
                                                                dated May 29,
                                                                1996.

            10.1 1994 Stock Incentive Plan                      Incorporated by
                                                                Reference to
                                                                the Definitive
                                                                Exhibit 10.1 of
                                                                Form 10-K,filed
                                                                April 19, 2000.

            10.2 Deferred Compensation Plan                     Incorporated by
                                                                Reference to
                                                                the Definitive
                                                                Exhibit 10.1 of
                                                                Form 10-K,filed
                                                                April 19, 2000.

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

            10.3 Executive Incentive Compensation               Incorporated by
                 Plan for Corporate Executives                  Reference to
                                                                the Definitive
                                                                Proxy Statement
                                                                for the 2004
                                                                Annual Meeting
                                                                of Shareowners.

            10.4 Form of Employment Agreement                   Incorporated by
                                                                Reference to
                                                                Exhibit 10.4 of
                                                                Form 10-K filed
                                                                April 19, 2000.

            12   Computation of Ratio of                        Filed
                 Earnings to Fixed Charges                      herewith.

            21   Subsidiaries of May                            Filed
                                                                herewith.

            23   Independent Auditors' Consent                  Filed
                                                                herewith.

            31.1 Certification Pursuant to Exchange Act         Filed
                 13a-15 and 15d-15(e)                           herewith.

            31.2 Certification Pursuant to Exchange Act         Filed
                 13a-15 and 15d-15(e)                           herewith.

            32   Certification Pursuant to Section 906          Filed
                 of the Sarbanes-Oxley Act of 2002 (18          herewith.
                 U.S.C. Section 1350, as adopted)

(b)    Reports on Form 8-K

       A report dated February 12, 2004, which furnished a company press release announcing its financial results for the 13 and 52 weeks ended January 31, 2004.

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

                                    THE MAY DEPARTMENT STORES COMPANY

Date:  March 26, 2004                   By: /s/ Thomas D. Fingleton
                                            Thomas D. Fingleton
                                            Executive Vice President and
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.

     Date                     Signature                   Title

                       Principal Executive Officer:

March 26, 2004         /s/ Eugene S. Kahn              Director,
                           Eugene S. Kahn              Chairman of the Board
                                                       and Chief Executive
                                                       Officer

                         Principal Financial and
                           Accounting Officer:

March 26, 2004         /s/ Thomas D. Fingleton         Executive Vice
                           Thomas D. Fingleton         President and Chief
                                                       Financial Officer

                              Directors:

March 26, 2004         /s/ John L. Dunham              Director and
                           John L. Dunham              President


March 26, 2004         /s/ R. Dean Wolfe               Director and
                           R. Dean Wolfe               Executive Vice
                                                       President

March 26, 2004         /s/ Marsha J. Evans             Director
                           Marsha J. Evans

March 26, 2004         /s/ James M. Kilts              Director
                           James M. Kilts

March 26, 2004         /s/ Russell E. Palmer           Director
                           Russell E. Palmer

March 26, 2004         /s/ Michael R. Quinlan          Director
                           Michael R. Quinlan

March 26, 2004         /s/ Joyce M. Roche'             Director
                           Joyce M. Roche'

                                                                                        Exhibit 12



                                         THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                         COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                          FOR THE FIVE FISCAL YEARS ENDED JANUARY 31, 2004


(Dollars in Millions)                                           Fiscal Year Ended
                                               Jan. 31,    Feb. 1,    Feb. 2,    Feb. 3,    Jan 29,
                                                  2004       2003       2002       2001       2000

Earnings Available for Fixed Charges:
Pretax earnings                                 $  639     $  820     $1,139     $1,402     $1,523
Fixed charges (excluding interest
  capitalized and pretax preferred stock
  dividend requirements)                           367        405        411        406        346
Dividends on ESOP preference shares                (18)       (20)       (22)       (23)       (24)
Capitalized interest amortization                   10          9          8          8          7
                                                   998      1,214      1,536      1,793      1,852


Fixed Charges:
Gross interest expense (a)                      $  345     $  392     $  401     $  395     $  340
Interest factor attributable to
  rent expense                                      38         36         32         28         22
                                                   383        428        433        423        362

Ratio of Earnings to Fixed Charges                 2.6        2.8        3.5        4.2        5.1


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


                                                          Jurisdiction
                                                          in which
Name                                                      organized

The May Department Stores Company                         New York

May Merchandising Company                                 Delaware

May Department Stores International, Inc.                 Delaware

May Capital, Inc.                                         Delaware

Grande Levee, Inc.                                        Nevada

Leadville Insurance Company                               Vermont

Snowdin Insurance Company                                 Vermont

David's Bridal, Inc.                                      Florida

After Hours Formalwear, Inc.                              Georgia

Priscilla of Boston, Inc.                                 Delaware





                                                                     Exhibit 23


                           INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 33-42940 and 333-42940-01 of The May Department Stores Company on Form S-3 and Registration Statements Nos. 333-59792, 333-76227, 333-00957, 333-103352 and
333-111987 of The May Department Stores Company on Form S-8 of our report dated March 19, 2004, relating to the consolidated financial statements of The May Department Stores Company and subsidiaries as of and for the years ended January 31, 2004 and February 1, 2003 (which expresses an unqualified opinion and includes explanatory paragraphs relating to (1) the adoption of a new accounting principle and (2) the application of procedures relating to certain other disclosures and reclassifications of financial statement amounts related to the 2001 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications), appearing in this Annual Report on Form 10-K of The May Department Stores Company for the year ended January 31, 2004.




/s/Deloitte & Touche LLP

St. Louis, Missouri
March 25, 2004





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





Date: March 26, 2004                                /s/ Eugene S. Kahn
                                                    Eugene S. Kahn
                                                    Chairman of the Board and
                                                    Chief Executive Officer





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




Date: March 26, 2004                                /s/ Thomas D. Fingleton
                                                    Thomas D. Fingleton
                                                    Executive Vice President and
                                                    Chief Financial Officer






                                                       Exhibit 32

             CERTIFICATION PURSUANT TO SECTION 906 OF
   THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Annual Report of The May Department Stores Company (the "Company") on Form 10-K for the period ending
January 31, 2004, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.  The Report fully complies with the requirements of
           section 13(a) or section 15(d) of the Securities
           Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 26, 2004



   /s/  Eugene S. Kahn                    /s/ Thomas D. Fingleton
   Eugene S. Kahn                         Thomas D. Fingleton
   Chairman of the Board and              Executive Vice President and
   Chief Executive Officer                Chief Financial Officer