Form 10-Q
period 2004-05-01
MAY DEPARTMENT STORES CO
filed 2004-06-02
CIK 63416

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended May 1, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 290,844,255 shares of common stock, $.50 par value, as of May 1, 2004.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(millions)

                                            May 1,       May 3,     Jan. 31,
                                             2004         2003         2004
ASSETS

Current assets:
  Cash and cash equivalents             $     438    $      78    $     564
  Accounts receivable, net                  1,528        1,571        1,755
  Merchandise inventories                   3,005        3,163        2,728
  Other current assets                        117          102           88
     Total current assets                   5,088        4,914        5,135

Property and equipment, at cost             9,154        9,390        9,103
Accumulated depreciation                   (4,054)      (3,872)      (3,954)
  Property and equipment, net               5,100        5,518        5,149

Goodwill                                    1,504        1,441        1,504
Intangible assets, net                        166          174          168
Other assets                                  126          131          133

     Total assets                       $  11,984    $  12,178    $  12,089


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $       -    $     390    $       -
  Current maturities of
    long-term debt                            147          170          239
  Accounts payable                          1,293        1,193        1,191
  Accrued expenses                            888          889          967
  Income taxes payable                        140          101          280
     Total current liabilities              2,468        2,743        2,677

Long-term debt                              3,788        3,936        3,797

Deferred income taxes                         778          794          773

Other liabilities                             504          501          507

ESOP preference shares                        228          257          235

Unearned compensation                           -          (91)         (91)

Shareowners' equity                         4,218        4,038        4,191

     Total liabilities and
        shareowners' equity             $  11,984    $  12,178    $  12,089





          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(millions, except per share)                                13 Weeks Ended
                                                           May 1,       May 3,
                                                            2004         2003

Net sales                                               $  2,963     $  2,873
Cost of sales:
   Recurring                                               2,120        2,088
   Restructuring markdowns                                     5            -
Selling, general, and
  administrative expenses                                    639          640
Restructuring costs                                            2            -
Interest expense, net                                         76           80
Earnings before income taxes                                 121           65
Provision (credit) for income taxes                           45           (7)
Net earnings                                            $     76     $     72

Basic earnings per share                                $    .25     $    .23

Diluted earnings per share                              $    .24     $    .23

Dividends paid per common share                         $.24-1/4     $    .24

Weighted average shares outstanding:
 Basic                                                     291.4        289.8
 Diluted                                                   308.3        307.3




          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                13 Weeks Ended
                                                        May 1,       May 3,
                                                         2004         2003
Operating Activities:
  Net earnings                                       $     76     $     72
  Adjustment for noncash items included in earnings:
    Depreciation and other amortization                   138          136
    Intangible asset amortization                           2            2
  Working capital changes:
    Accounts receivable, net                              227          205
    Merchandise inventories                              (277)        (320)
    Other current assets                                  (29)           3
    Accounts payable                                      102           92
    Accrued expenses                                      (73)         (48)
    Income taxes payable                                 (140)         (63)
  Other, net                                                5          (25)

Cash flows from operations                                 31           54

Investing Activities:
  Net additions to property and equipment                 (95)        (186)

Cash flows used for investing activities                  (95)        (186)

Financing Activities:
  Net short-term debt issuances                             -          240
  Net long-term debt repayments                            (9)          (8)
  Net issuances (purchases) of common stock                21           (4)
  Dividend payments                                       (74)         (73)

Cash flows from (used for) financing activities           (62)         155

Increase (decrease) in cash and cash equivalents         (126)          23

Cash and cash equivalents,
    beginning of period                                   564           55

Cash and cash equivalents,
    end of period                                    $    438     $     78

Cash paid during the period:

  Interest                                           $     84     $    104
  Income taxes                                            175           76










          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 35-43) in the 2003 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Operating results of periods, which exclude the Christmas season, may not be indicative of the operating results that may be expected for the fiscal year.

Reclassifications. Certain prior period amounts have been reclassified to conform with current year presentation.

Restructuring Costs. In July 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, inventory liquidation losses of $25 million, severance benefits of $23 million, and other charges of $15 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million in expected total charges, $335 million has been recognized to date, $7 million of which was recognized in the first quarter of 2004.

The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of the 2004 first quarter, 15 stores have been closed.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(millions)                     Total |                              Balance at
                             Charges |   2004  Payments   Non-cash      May 1,
                             to Date | Charge (Proceeds)      Uses        2004
Asset impairments              $ 317 |   $  -    $    -    $     -        $  -
Disposal (gains) losses          (15)|     (6)      (18)        12           -
Inventory liquidation losses      11 |      5         5          -           -
Severance benefits                 9 |      3         3          -           -
Other                             13 |      5         5          -           -
  Total                        $ 335 |   $  7      $ (5)      $ 12        $  -


Asset impairment charges were recorded to reduce store assets to their estimated fair values because of the shorter period over which they will be used. Estimated fair values were based on estimated market values of similar assets. Disposal gains or losses are recognized as each store is divested. Inventory liquidation losses are incurred to mark down inventory during liquidation sales as stores to be divested are closing. Severance benefits are recognized as each store is closed. As of May 1, 2004, severance benefits have been paid to approximately 1,400 associates.

Income Taxes. The effective income tax rate for the first quarter of 2004 was 37.0% compared with (10.7)% for the first quarter of 2003. The change is due to a $31 million tax credit recorded in the first quarter of 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's first quarter 2003 estimated effective tax rate was 37.0%.

Inventories. Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. There was no LIFO provision or credit in the first quarter of 2004 or 2003.

Pension Benefits. The components of net periodic benefit costs for the company's pension plans for the first quarter 2004 and 2003 were:

(millions)                       Qualified Plan        Nonqualified Plan
                               May 1,      May 3,      May 1,      May 3,
                                2004        2003        2004        2003

Service cost                  $   14      $   12      $    1      $    1
Interest cost                     12          12           3           3
Expected return on asset         (10)         (8)          -           -
Net amortization (1)               3           6           2           1

Net periodic benefit cost     $   19      $   22      $    6      $    5

(1) Prior service cost and actuarial gains and losses are amortized over the remaining estimated service period.

The company did not make any contributions to its pension plans in the first quarter of 2004. A contribution of approximately $75 million to the qualified plan is expected in the fourth quarter of 2004.

Earnings per Share. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown.

(millions, except per share)
                                             13 Weeks Ended
                                 May 1, 2004                May 3, 2003
                         Earnings   Shares    EPS   Earnings   Shares    EPS
Net earnings              $   76                     $   72
ESOP preference share
 dividends                    (4)                        (5)

Basic EPS                     72     291.4  $  .25       67     289.8  $  .23

ESOP preference shares         3      15.4                4      17.5
Assumed exercise of
 options (treasury
 stock method)                 -       1.5                -         -

 Diluted EPS              $   75     308.3  $  .24   $   71     307.3  $  .23






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

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings per share for the first quarter of 2004 and 2003 if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(millions, except per share)                                 13 Weeks Ended
                                                             May 1,   May 3,
                                                               2004     2003

Net earnings, as reported                                    $   76   $   72
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                                               1        -
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value-based method,
         net of tax                                              (5)      (7)
Pro forma net earnings                                       $   72   $   65

Earnings per share:
  Basic - as reported (prospective)                          $ 0.25   $ 0.23
  Basic - pro forma (retroactive)                            $ 0.23   $ 0.21

  Diluted - as reported (prospective)                        $ 0.24   $ 0.23
  Diluted - pro forma (retroactive)                          $ 0.23   $ 0.21

Lease Obligations. The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $817 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.




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

Condensed consolidating balance sheets as of May 1, 2004, May 3, 2003, and January 31, 2004, and the related condensed consolidating statements of earnings and cash flows for the thirteen-week periods ended May 1, 2004 and May 3, 2004 are presented below.

                              Condensed Consolidating Balance Sheet
                                        As of May 1, 2004
                                           (Unaudited)
(millions)

                                        Subsidiary     Other
                                Parent    Issuer    Subsidiaries Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $   420       $     18     $      -       $   438
  Accounts receivable, net           -      1,511             48          (31)        1,528
  Merchandise inventories            -      2,900            105            -         3,005
  Other current assets               -        106             32          (21)          117
     Total current assets            -      4,937            203          (52)        5,088

Property and equipment, at cost      -      8,886            268            -         9,154
Accumulated depreciation             -     (3,972)           (82)           -        (4,054)
  Property and equipment, net        -      4,914            186            -         5,100

Goodwill                             -      1,129            375            -         1,504
Intangible assets, net               -          4            162            -           166
Other assets                         -        117              9            -           126
Intercompany (payable)
  receivable                      (659)       186          3,698       (3,225)            -
Investment in subsidiaries       5,105          -              -       (5,105)            -
     Total assets              $ 4,446    $11,287       $  4,633     $ (8,382)     $ 11,984

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $     -       $      -     $      -       $     -
  Current maturities of
     long-term debt                  -        147              -            -           147
  Accounts payable                   -      1,221             67            5         1,293
  Accrued expenses                   -        819            126          (57)          888
  Income taxes payable               -         92             48            -           140
     Total current liabilities       -      2,279            241          (52)        2,468

Long-term debt                       -      3,788              -            -         3,788
Intercompany note payable            -      3,225              -       (3,225)            -
Deferred income taxes                -        711             67            -           778
Other liabilities                    -        987              9         (492)          504
ESOP preference shares             228          -              -            -           228
Unearned compensation                -          -              -            -             -
Shareowners' equity              4,218        297          4,316       (4,613)        4,218
     Total liabilities and
      shareowners' equity      $ 4,446    $11,287       $  4,633     $ (8,382)      $11,984

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                        Condensed Consolidating Statement of Earnings
                          For the Thirteen Weeks Ended May 1, 2004
                                        (Unaudited)
(millions)

                                           Subsidiary    Other
                                    Parent    Issuer  Subsidiaries  Eliminations Consolidated

Net sales                           $    -   $  2,756     $    415     $    (208)    $  2,963
Cost of sales:
  Recurring                              -      2,035          298          (213)       2,120
  Restructuring markdowns                -          5            -             -            5
Selling, general, and
  administrative expenses                -        555           84             -          639
Restructuring costs                      -          2            -             -            2
Interest expense (income), net:
  External                               -         76            -             -           76
  Intercompany                           -         71          (71)            -            -
Equity in earnings of subsidiaries     (76)         -            -            76            -
Earnings (loss) before income taxes     76         12          104           (71)         121
Provision for income taxes               -          7           38             -           45
Net earnings (loss)                 $   76   $      5     $     66     $     (71)    $     76


                         Condensed Consolidating Statement of Cash Flows
                            For the Thirteen Weeks Ended May 1, 2004
                                          (Unaudited)
(millions)

                                          Subsidiary     Other
                                    Parent  Issuer    Subsidiaries  Eliminations Consolidated
Operating activities:
  Net earnings (loss)              $    76  $      5     $      66     $     (71)    $     76
  Equity in earnings of subsidiaries   (76)        -             -            76            -
  Depreciation and other amortization    -       128            10             -          138
  Intangible asset amortization          -         -             2             -            2
  Increase in working capital           (4)     (180)           (6)            -         (190)
  Other, net                            19       (15)            6            (5)           5
Cash flows from (used for)
  operations                            15       (62)           78             -           31

Investing activities:
  Net additions to property
    and equipment                        -       (69)          (26)            -          (95)
Cash flows used for
  investing activities                   -       (69)          (26)            -          (95)

Financing activities:
  Net short-term debt issuances          -         -             -             -            -
  Net long-term debt repayments          -        (9)            -             -           (9)
  Net issuances of common stock         12         9             -             -           21
  Dividend payments                    (74)        -             -             -          (74)
  Intercompany activity, net            47         -           (47)            -            -
Cash flow used for
  financing activities                 (15)        -           (47)            -          (62)

Increase (decrease) in cash and
  cash equivalents                       -      (131)            5             -         (126)
Cash and cash equivalents,
  beginning of period                    -       551            13             -          564

Cash and cash equivalents,
  end of period                    $     -  $    420      $     18     $       -      $   438

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                          Condensed Consolidating Balance Sheet
                                 As of May 3, 2003
                                     (Unaudited)
(millions)

                                       Subsidiary     Other
                               Parent     Issuer    Subsidiaries Eliminations   Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    50       $     28     $      -        $    78
  Accounts receivable, net           -      1,560             47          (36)         1,571
  Merchandise inventories            -      3,074             89            -          3,163
  Other current assets               -         76             26            -            102
    Total current assets             -      4,760            190          (36)         4,914

Property and equipment, at cost      -      9,195            195            -          9,390
Accumulated depreciation             -     (3,817)           (55)           -         (3,872)
  Property and equipment, net        -      5,378            140            -          5,518

Goodwill                             -      1,129            312            -          1,441
Intangible assets, net               -          6            168            -            174
Other assets                         -        122              9            -            131
Intercompany (payable)
  receivable                      (710)       299          3,611       (3,200)             -
Investment in subsidiaries       4,915          -              -       (4,915)             -
    Total assets              $  4,205    $11,694       $  4,430     $ (8,151)       $12,178

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   390       $      -     $      -        $   390
  Current maturities of
    long-term debt                   -        170              -            -            170
  Accounts payable                   -      1,121             72            -          1,193
  Accrued expenses                   1        832             92          (36)           889
  Income taxes payable               -         66             35            -            101
     Total current liabilities       1      2,579            199          (36)         2,743

Long-term debt                       -      3,935              1            -          3,936
Intercompany note payable            -      3,200              -       (3,200)             -
Deferred income taxes                -        730             64            -            794
Other liabilities                    -        969             10         (478)           501
ESOP preference shares             257          -              -            -            257
Unearned compensation              (91)       (91)             -           91            (91)
Shareowners' equity              4,038        372          4,156       (4,528)         4,038
     Total liabilities and
      shareowners' equity     $  4,205    $11,694       $  4,430     $ (8,151)       $12,178

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                         Condensed Consolidating Statement of Earnings
                           For the Thirteen Weeks Ended May 3, 2003
                                         (Unaudited)

(millions)

                                            Subsidiary     Other
                                    Parent    Issuer   Subsidiaries  Eliminations Consolidated

Net sales                           $    -   $  2,705      $    420     $    (252)   $  2,873
Cost of sales                            -      2,028           312          (252)      2,088
Selling, general, and
  administrative expenses                -        581            65            (6)        640
Interest expense (income), net:
  External                               -         80             -             -          80
  Intercompany                           -         71           (71)            -           -
Equity in earnings of subsidiaries     (72)         -             -            72           -
Earnings (loss) before income taxes     72        (55)          114           (66)         65
Provision (credit) for income taxes      -        (49)           42             -          (7)
Net earnings (loss)                 $   72   $     (6)     $     72     $     (66)   $     72

                        Condensed Consolidating Statement of Cash Flows
                           For the Thirteen Weeks Ended May 3, 2003
                                         (Unaudited)
(millions)

                                          Subsidiary    Other
                                   Parent   Issuer   Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                     $   72   $     (6)    $     72     $     (66)      $    72
  Equity in earnings of subsidiaries  (72)         -            -            72             -
  Depreciation and other amortization   -        130            6             -           136
  Goodwill and intangible amortization  -          -            2             -             2
  Increase in working capital          (5)      (115)         (10)           (1)         (131)
  Other, net                           39        (62)           3            (5)          (25)
Cash flows from (used for)
  operating activities                 34        (53)          73             -            54

Investing activities:
  Net additions to property
     and equipment                      -       (171)         (15)            -          (186)
Cash flows used for
  investing activities                  -       (171)         (15)            -          (186)

Financing activities:
  Net short-term debt issuances         -        240            -             -           240
  Net long-term debt repayments         -         (8)           -             -            (8)
  Net issuances (purchases)
     of common stock                   (9)         5            -             -            (4)
  Dividend payments                   (73)         -            -             -           (73)
  Intercompany activity, net           48          -          (48)            -             -
Cash flows from (used for)
  financing activities                (34)       237          (48)            -           155
Increase in cash and
  cash equivalents                      -         13           10             -            23

Cash and cash equivalents,
  beginning of period                   -         37           18             -            55

Cash and cash equivalents,
  end of period                    $    -   $     50    $      28     $       -      $     78

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                             Condensed Consolidating Balance Sheet
                                    As of January 31, 2004
                                         (Unaudited)
(millions)

                                        Subsidiary      Other
                                Parent    Issuer     Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -     $   551       $     13      $      -       $   564
  Accounts receivable, net           -       1,740             46           (31)        1,755
  Merchandise inventories            -       2,633             95             -         2,728
  Other current assets               -          76             32           (20)           88
    Total current assets             -       5,000            186           (51)        5,135

Property and equipment, at cost      -       8,860            243             -         9,103
Accumulated depreciation             -      (3,882)           (72)            -        (3,954)
  Property and equipment, net        -       4,978            171             -         5,149

Goodwill                             -       1,129            375             -         1,504
Intangible assets, net               -           4            164             -           168
Other assets                         -         125              8             -           133
Intercompany (payable)
  receivable                      (642)        161          3,706        (3,225)            -
Investment in subsidiaries       4,981           -              -        (4,981)            -
    Total assets               $ 4,339     $11,397       $  4,610      $ (8,257)      $12,089



LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -     $     -       $      -      $      -       $     -
  Current maturities of
    long-term debt                   -         239              -             -           239
  Accounts payable                   -       1,095             91             5         1,191
  Accrued expenses                   4         914            105           (56)          967
  Income taxes payable               -         240             40             -           280
    Total current liabilities        4       2,488            236           (51)        2,677

Long-term debt                       -       3,796              1             -         3,797
Intercompany note payable            -       3,225              -        (3,225)            -
Deferred income taxes                -         706             67             -           773
Other liabilities                    -         985              9          (487)          507
ESOP preference shares             235           -              -             -           235
Unearned compensation              (91)        (91)             -            91           (91)
Shareowners' equity              4,191         288          4,297        (4,585)        4,191
    Total liabilities and
      shareowners' equity      $ 4,339     $11,397       $  4,610      $ (8,257)      $12,089

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the first quarter of 2004, net sales, net earnings, and earnings per share increased over the first quarter 2003, continuing the performance improvement that began in the fourth quarter of 2004.

First quarter 2004 net sales of $2.96 billion increased 3.1% over the 2003 first quarter. Store-for-store sales increased 1.7% for the quarter. First quarter sales showed strong performance in ladies' accessories, footwear, and sportswear, but lagged in children's, dresses and home furnishings.

Net earnings were $76 million, or $.24 per share for the quarter, a 5.6% increase compared with net earnings of $72 million, or $.23 per share, for the first quarter of 2003. As a percent of net sales, pretax earnings improved from 2.3% in 2003 to 4.1% in 2004. This improvement is attributed to strong margin performance and the continued positive effects of productivity improvements implemented in 2003.

During the first quarter, we opened one new department store: a Hecht's store in Wilmington, N.C. Seven additional department stores are planned for 2004. During the quarter, we also closed 6 department stores we previously announced would be divested. Our Bridal Group opened three David's Bridal stores and three After Hours stores. The Bridal Group plans to open an additional 27 David's Bridal stores, 17 After Hours stores, and two Priscilla of Boston stores by year end. At the end of the first quarter, we operated 439 department stores, 213 David's Bridal stores, 457 After Hours Formalwear stores, and 10 Priscilla of Boston stores in 46 states, the District of Columbia, and Puerto Rico.

Results of Operations

Net Sales. Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both periods beginning the first day a new store has prior-year sales and exclude sales of stores closed during both periods. Net sales and related increases were as follows:

(dollars in millions)                       Percent   Store-for-Store
                      2004        2003     Increase       Increase
First quarter       $2,963      $2,873        3.1%           1.7%

The total net sales increase of $90 million for the 2004 first quarter was due to a $48 million increase in store-for-store sales and $71 million of new store sales, offset by decreases from divested stores.

The following table presents the statements of earnings as a percent of net sales.

                                                           First Quarter
                                                           2004      2003

Net sales                                                 100.0%    100.0%
Cost of sales:
  Recurring                                                71.6      72.7
  Restructuring markdowns                                   0.1       0.0
Selling, general, and
  administrative expenses                                  21.5      22.3
Restructuring costs                                         0.1       0.0
Interest expense, net                                       2.6       2.7

Earnings before income taxes                                4.1       2.3

Provision (credit) for income taxes                        37.0*    (10.7)*

Net earnings                                                2.6%      2.5%

* - Percent represents effective income tax rate.

Cost of Sales. Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. Restructuring markdowns were incurred to liquidate inventory as stores to be divested were closing.

For the 13 weeks ended May 1, 2004, recurring cost of sales as a percent of net sales decreased 1.1% principally because of a 0.9% decrease in the cost of merchandise and a 0.4% decrease in buying and occupancy costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses as a percent of net sales decreased from 22.3% in the first quarter of 2003 to 21.5% in the first quarter of 2004 principally because of a 0.7% decrease in payroll costs and a 0.2% decrease in advertising costs.

Restructuring Costs. In July 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, inventory liquidation losses of $25 million, severance benefits of $23 million, and other charges of $15 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $335 million was recognized to date, $7 million of which was recognized in the first quarter of 2004.

Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of the 2004 first quarter, 15 stores have been closed. Severance benefits are recognized as each store is closed. Severance benefits of $9 million for approximately 1,400 associates and inventory liquidation and other net costs of $9 million have been incurred to date. Remaining amounts will be recognized as each store is divested.

Interest Expense. Components of net interest expense for the first quarter were (millions):
                                                           2004      2003

Interest expense                                          $  82     $  85
Interest income                                              (5)        -
Capitalized interest                                         (1)       (5)
  Net interest expense                                    $  76     $  80

Interest expense principally relates to long-term debt. The decrease in interest expense for the first quarter of 2004 is due to lower overall borrowings.

Short-term borrowings for the first quarter were (dollars in millions):

                                                            2004     2003

  Average balance outstanding                               $  -     $249
  Average interest rate on
    average balance                                            -      1.3%

Income Taxes. The effective tax rate for the first quarter of 2004 was 37.0%, compared with (10.7)% for the first quarter of 2003. The change is due to a $31 million tax credit recorded in the first quarter of 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's first quarter 2003 estimated effective tax rate was 37.0%.

Trailing Years' Results. Operating results for the trailing years were as follows (millions, except per share):
                                                        May 1,       May 3,
                                                          2004         2003

  Net sales                                          $  13,433     $ 13,268
  Net earnings                                       $     438     $    544
  Diluted earnings per share                         $    1.42     $   1.76


Financial Condition

Cash Flows. Cash flows from operations were $31 million and $54 million in the first quarter of 2004 and 2003, respectively. The 2004 decrease in operating cash flows is primarily due to an increase in cash paid for income taxes.

Liquidity and Available Credit. We finance our activities primarily with cash flows from operations, borrowings under credit facilities and issuances of long-term debt. We can borrow up to $1.0 billion under our credit agreements, consisting of a $700 million multi-year credit agreement expiring July 31, 2006 and a $300 million 364-day credit agreement expiring August 2, 2004. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.

Financial Ratios. Key financial ratios as of and for the thirteen weeks ended May 1, 2004 and May 3, 2003 and as of and for the fifty-two weeks ended January 31, 2004 are as follows:

                                         May 1,     May 3,     Jan. 31,
                                          2004       2003         2004

Current Ratio                              2.1        1.8          1.9
Debt-Capitalization Ratio                   46%        49%          46%
Fixed Charge Coverage                      2.2x       1.6x         2.6x

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first three months of fiscal 2004 and fiscal 2003, we were not a party to any derivative financial instruments.

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

Item 2 - Changes in Securities and Use of Proceeds

The following table provides information about common stock repurchases by the company during the quarter ended May 1, 2004 (dollars in millions, except per share, shares in thousands):

                              4 Weeks     5 Weeks     4 Weeks
                                Ended       Ended       Ended      First
                              Feb. 28,     Apr. 3,      May 1,    Quarter
Fiscal Period:                   2004        2004        2004      Total

Total number of
shares purchased                  0.0       600.0         0.0      600.0

Average price
paid per share                 $    -      $35.28      $    -     $35.28

Total number of
shares purchased
as part of publicly
announced plans or
programs                          0.0       520.0         0.0        0.0

Approximate dollar
value of shares that
may yet be purchased
under the plan or
programs                       $500.0      $481.7      $481.7     $481.7

In February 2004, the company's board of directors authorized a common stock repurchase program of $500 million. In the first quarter of 2004, the company repurchased 520,000 shares of common stock under the board authorized repurchase program and 80,000 shares of common stock in open-market transactions outside of the program to be held in treasury to fund profit sharing and incentive compensation plans and stock option exercises.


Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

         3.3 -  By-Laws of May
        10.1 -  1994 Stock Incentive Plan
        10.2 -  Deferred Compensation Plan
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
                Act of 2002(18 U.S.C. Section 1350, as adopted)

  (b)   Reports on Form 8-K

        A report dated May 11, 2004, which furnished a company press release announcing its financial results for the 13 weeks ended May 1, 2004.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  June 2, 2004
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareowners of
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of May 1, 2004 and May 3, 2003, and the related condensed consolidated statements of earnings and cash flows for the thirteen-week periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2004, and the related consolidated statements of earnings, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri
June 1, 2004



                                                                                                  Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED JANUARY 31, 2004 AND FOR THE
                                     THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003


(dollars in millions)

                                          13 Weeks Ended                  Fiscal Year Ended
                                         May 1,    May 3,   Jan. 31,  Feb. 1,   Feb. 2,   Feb. 3,  Jan. 29,
                                           2004      2003       2004     2003      2002      2001      2000

Earnings Available for Fixed Charges:
Pretax earnings                          $  121    $   65      $ 639   $  820    $1,139    $1,402    $1,523
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)               92        93        367      405       411       406       346
Dividends on ESOP preference shares          (4)       (5)       (18)     (20)      (22)      (23)      (24)
Capitalized interest amortization             2         2         10        9         8         8         7
                                         $  211    $  155     $  998   $1,214    $1,536    $1,793    $1,852
Fixed Charges:
Gross interest expense (a)               $   84    $   88     $  345   $  392    $  401    $  395    $  340
Interest factor attributable to
  rent expense                               10        10         38       36        32        28        22
                                         $   94    $   98     $  383   $  428    $  433    $  423    $  362

Ratio of Earnings to Fixed Charges          2.2       1.6        2.6      2.8       3.5       4.2       5.1

(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.


                                                            Exhibit 15

June 1, 2004

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen week periods ended May 1, 2004 and May 3, 2003, as indicated in our reports dated June 1, 2004 and May 29, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended May 1, 2004 and May 3, 2003, are incorporated by reference in Registration Statements Nos. 333-59792, 333-76227, 333-00957, 333-103352 and 333-111987 on Form S-8 and
Registration Statements Nos. 333-42940 and 333-42940-01 on Form S-3.

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




Date: June 2, 2004                              /s/ Eugene S. Kahn
                                                Eugene S. Kahn
                                                Chairman of the Board and
                                                Chief Executive Officer



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




Date: June 2, 2004                              /s/ Thomas D. Fingleton
                                                Thomas D. Fingleton
                                                Executive Vice President and
                                                Chief Financial Officer



                                                       Exhibit 32

             CERTIFICATION PURSUANT TO SECTION 906 OF
                 THE SARBANES-OXLEY ACT OF 2002
              (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending May 1, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.  The Report fully complies with the requirements of
           section 13(a) or section 15(d) of the Securities
           Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   June 2, 2004



   /s/  Eugene S. Kahn                       /s/ Thomas D. Fingleton
   Eugene S. Kahn                            Thomas D. Fingleton
   Chairman of the Board and                 Executive Vice President and
   Chief Executive Officer                   Chief Financial Officer