Form 10-Q
period 2004-07-31
MAY DEPARTMENT STORES CO
filed 2004-09-03
CIK 63416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 291,435,038 shares of common stock, $.50 par value, as of August 28, 2004.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

                                          July 31,      Aug. 2,     Jan. 31,
                                             2004         2003         2004
ASSETS

Current assets:
  Cash and cash equivalents             $     267    $      77    $     564
  Accounts receivable, net                  2,011        1,510        1,755
  Merchandise inventories                   3,170        2,926        2,728
  Other current assets                        103          104           88
     Total current assets                   5,551        4,617        5,135

Property and equipment, at cost            10,341        9,217        9,103
Accumulated depreciation                   (4,174)      (4,008)      (3,954)
  Property and equipment, net               6,167        5,209        5,149

Goodwill                                    2,668        1,455        1,504
Intangible assets, net                        609          172          168
Other assets                                  139          131          133

     Total assets                       $  15,134    $  11,584    $  12,089


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $     547    $     138    $       -
  Current maturities of
    long-term debt                            347          164          239
  Accounts payable                          1,407        1,048        1,191
  Accrued expenses                          1,085          949          967
  Income taxes payable                        188           17          280
     Total current liabilities              3,574        2,316        2,677

Long-term debt                              5,794        3,934        3,797

Deferred income taxes                         792          816          773

Other liabilities                             511          504          507

ESOP preference shares                        222          249          235

Unearned compensation                           -          (91)         (91)

Shareowners' equity                         4,241        3,856        4,191

     Total liabilities and
        shareowners' equity             $  15,134    $  11,584    $  12,089





           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(millions, except per share)           13 Weeks Ended       26 Weeks Ended
                                      July 31,   Aug. 2,   July 31,   Aug. 2,
                                         2004      2003       2004      2003

Net sales                            $  2,956  $  3,000   $  5,919  $  5,873
Cost of sales:
   Recurring                            2,065     2,118      4,185     4,206
   Restructuring markdowns                  6         -         11         -
Selling, general, and
  administrative expenses                 634       657      1,273     1,297
Restructuring costs                         9       318         11       318
Interest expense, net                      82        80        158       160
Earnings (loss) before income taxes       160      (173)       281      (108)
Provision (credit) for income taxes        59       (63)       104       (70)
Net earnings (loss)                  $    101  $   (110)  $    177  $    (38)

Basic earnings (loss) per share      $    .33  $   (.39)  $    .58  $   (.16)

Diluted earnings (loss) per share    $    .33  $   (.39)  $    .57  $   (.16)

Dividends paid per common share      $.24-1/4  $    .24   $.48-1/2  $    .48

Weighted average shares outstanding:
 Basic                                  292.1     289.8      291.7     289.8
 Diluted                                307.9     289.8      308.1     289.8




          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                26 Weeks Ended
                                                      July 31,      Aug. 2,
                                                         2004         2003
Operating Activities:
  Net earnings (loss)                                $    177     $    (38)
  Adjustment for noncash items included in earnings:
    Depreciation and other amortization                   281          276
    Intangible asset amortization                           4            4
    Asset impairment                                        -          315
  Working capital changes:
    Accounts receivable, net                              310          266
    Merchandise inventories                               (67)         (79)
    Other current assets                                   (8)           1
    Accounts payable                                        4          (53)
    Accrued expenses                                      (58)          13
    Income taxes payable                                  (92)        (147)
  Other, net                                               14            -

Cash flows from operations                                565          558

Investing Activities:
  Net additions to property and equipment                (226)        (333)
  Business combinations                                (3,200)         (16)

Cash flows used for investing activities               (3,426)        (349)

Financing Activities:
  Net short-term debt issuances (repayments)              547          (12)
  Net long-term debt issuances (repayments)             2,145          (16)
  Net issuances (purchases) of common stock                21          (13)
  Dividend payments                                      (149)        (146)

Cash flows from (used for) financing activities         2,564         (187)

Increase (decrease) in cash and cash equivalents         (297)          22

Cash and cash equivalents,
    beginning of period                                   564           55

Cash and cash equivalents,
    end of period                                    $    267     $     77

Cash paid during the period:

  Interest                                           $    161     $    173
  Income taxes                                            174           82



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results

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


Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.


Business Combinations

Effective July 31, 2004, the company completed its acquisition of the Marshall Field's department store group for a purchase price of $3.2 billion. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit and Minneapolis metropolitan areas. The company acquired substantially all of the assets that comprise Marshall Field's, including stores, inventory, customer receivables, and distribution centers, and assumed certain liabilities, including accounts payable and accrued expenses. The acquisition is being financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. The company also is acquiring the real estate associated with nine Mervyn's store locations in the Twin Cities area. The Mervyn's locations were transferred in August 2004.

Marshall Field's results of operations will be included in the company's consolidated statement of earnings beginning August 1, 2004. The company's July 31, 2004 consolidated balance sheet includes the assets acquired and the liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is based on preliminary estimates and is subject to final third-party valuations. The following amounts for Marshall Field's are included in the July 31, 2004 consolidated balance sheet (millions):

               Cash                               $     3
               Accounts receivable                    559
               Merchandise inventories                375
               Property and equipment               1,077
               Goodwill and other intangibles       1,606
               Assumed liabilities/other             (420)
                 Net purchase price               $ 3,200

Goodwill and other intangible assets include $419 million of trade names and $24 million of customer relationships. The trade names have an indefinite useful life and are not amortizable. The customer relationships will be amortized over an estimated useful life of 15 years.

The following pro forma information presents the company's net sales, net earnings (loss) and net earnings (loss) per share as if the Marshall Field's acquisition had taken place at the beginning of the respective periods presented (millions, except per share):

                                          13 Weeks Ended      26 Weeks Ended
                                         July 31,  Aug. 2,  July 31,   Aug. 2,
                                            2004     2003      2004      2003

Net sales                                $ 3,513  $ 3,537   $ 7,060   $ 6,968
Net earnings (loss)                      $    91  $  (121)  $   160   $   (56)
Diluted earnings (loss) per share        $   .30  $  (.43)  $   .51   $  (.22)

Pro forma adjustments have been made to reflect depreciation and amortization using the asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs or other such costs or savings.


Restructuring Costs

In July 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, liquidation markdowns of $35 million, severance benefits of $23 million, and other charges of $5 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $350 million has been recognized to date. The company recognized $15 million and $22 million in the second quarter and first six months of 2004, respectively, and $318 million in the second quarter and first six months of 2003.

The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of the 2004 second quarter, 19 stores have been closed.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(millions)                     Total |                              Balance at
                             Charges |   2004  Payments   Non-cash     July 31,
                             to Date | Charge (Proceeds)      Uses        2004
Asset impairments              $ 317 |  $   -     $   -      $   -       $   -
Disposal (gains) losses          (12)|     (3)      (37)        34           -
Liquidation markdowns             17 |     11        11          -           -
Severance benefits                10 |      4         4          -           -
Other                             18 |     10        10          -           -
  Total                        $ 350 |  $  22     $ (12)     $  34       $   -


Asset impairment charges were recorded to reduce store assets to their estimated fair values because of the shorter period over which they will be used. Estimated fair values were based on estimated market values of similar assets. Disposal gains or losses are recognized as each store is divested. Liquidation markdowns are incurred to liquidate inventory as stores to be divested are closed. Severance benefits are recognized as each store is closed. As of July 31, 2004, severance benefits have been paid to approximately 1,600 associates.

Income Taxes

The effective income tax rate for the first six months of 2004 was 37.0%, compared with 65.4% for the first six months of 2003. The change is due to a $31 million tax credit recorded in the first quarter of 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's estimated effective tax rate for the first six months of 2003 was 37.0%.


Inventories

Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. There was no LIFO provision or credit in the second quarter or first six months of 2004 or 2003.


Debt

On July 20, 2004, the company issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field's acquisition. In August 2004, the company also increased its unsecured revolving credit facility to $1.4 billion and extended the term to August 2009.

The company entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of debt related to the Marshall Field's acquisition. The contracts were deemed highly effective at offsetting the changes in interest rates of the debt issued. Accordingly, the $27 million paid to settle the hedges will be amortized as increases to interest expense over the life of the debt hedged, from 10 to 30 years. The hedge settlement payments were recorded as a reduction to accumulated other comprehensive income.


Pension Benefits

The components of net periodic benefit costs for the company's pension plans for the second quarter and first six months of 2004 and 2003 were:

(millions)                                  13 Weeks Ended
                                Qualified Plan        Nonqualified Plan
                              July 31,    Aug. 2,     July 31,    Aug. 2,
                                 2004       2003         2004       2003

Service cost                  $    14     $   12      $     2     $    1
Interest cost                      11         12            4          2
Expected return on asset           (9)        (8)           -          -
Net amortization (1)                2          6            1          2

Net periodic benefit cost     $    18     $   22      $     7     $    5


                                            26 Weeks Ended
                                Qualified Plan        Nonqualified Plan
                              July 31,    Aug. 2,     July 31,    Aug. 2,
                                 2004       2003         2004       2003

Service cost                  $    28     $   24      $     3     $    2
Interest cost                      23         24            7          5
Expected return on asset          (19)       (16)           -          -
Net amortization (1)                5         12            3          3

Net periodic benefit cost     $    37     $   44      $    13     $   10

(1) Prior service cost and actuarial gains and losses are amortized over the remaining estimated service period.

The company did not make any contributions to its pension plans in the second quarter or first six months of 2004. A contribution of approximately $75 million to the qualified plan is expected in the 2004 fourth quarter.

Earnings per Share

The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown.

(millions, except per share)
                                             13 Weeks Ended
                               July 31, 2004               Aug. 2, 2003
                        Earnings    Shares     EPS Earnings    Shares     EPS
Net earnings (loss)       $  101                     $ (110)
ESOP preference share
 dividends                    (4)                        (4)
Basic EPS                     97     292.1  $  .33     (114)    289.8  $ (.39)

ESOP preference shares         3      15.0                -         -
Assumed exercise of
 options (treasury
 stock method)                 -       0.8                -         -
 Diluted EPS              $  100     307.9  $  .33   $ (114)    289.8  $ (.39)


                                             26 Weeks Ended
                               July 31, 2004               Aug. 2, 2003
                        Earnings    Shares     EPS Earnings    Shares     EPS
Net earnings (loss)       $  177                     $  (38)
ESOP preference share
 dividends                    (8)                        (8)
Basic EPS                    169     291.7  $  .58      (46)    289.8  $ (.16)

ESOP preference shares         7      15.2                -         -
Assumed exercise of
 options (treasury
 stock method)                 -       1.2                -         -
 Diluted EPS              $  176     308.1  $  .57   $  (46)    289.8  $ (.16)


Stock Compensation Plans

Effective February 2, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003 is expensed using the fair value method.

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings per share for the second quarter and first six months of 2004 and 2003 if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(millions, except per share)               13 Weeks Ended      26 Weeks Ended
                                         July 31,  Aug. 2,  July 31,  Aug. 2,
                                            2004     2003      2004     2003

Net earnings (loss), as reported          $  101    $(110)    $  177   $  (38)
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                            1        1          2         1
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value-based method,
         net of tax                           (5)      (6)       (10)     (13)
Pro forma net earnings (loss)             $   97    $(115)    $  169   $  (50)

Earnings (loss) per share:
  Basic - as reported (prospective)       $  .33    $(.39)    $  .58   $ (.16)
  Basic - pro forma (retroactive)         $  .32    $(.41)    $  .55   $ (.21)

  Diluted - as reported (prospective)     $  .33    $(.39)    $  .57   $ (.16)
  Diluted - pro forma (retroactive)       $  .32    $(.41)    $  .55   $ (.21)


Lease Obligations

The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $809 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.


Common Stock Repurchase Programs

In July 2004, the company suspended the $500 million common stock repurchase program that was announced in February 2004.


Shareowners Rights Plan

In August 2004, the company entered into an Amended and Restated Rights Agreement with The Bank of New York, extending final expiration of the previous agreement to August 31, 2014.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed consolidating balance sheets as of July 31, 2004, August 2, 2003, and January 31, 2004, the related condensed consolidating statements of earnings for the thirteen week and twenty-six week periods ended July 31, 2004 and August 2, 2003, and the related condensed consolidating statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003 are presented below.


                                 Condensed Consolidating Balance Sheet
                                         As of July 31, 2004
                                             (Unaudited)
(millions)
                                         Subsidiary     Other
                                Parent     Issuer   Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $   249       $     18      $      -      $    267
  Accounts receivable, net           -      1,998             46           (33)        2,011
  Merchandise inventories            -      3,059            111             -         3,170
  Other current assets               -         89             34           (20)          103
     Total current assets            -      5,395            209           (53)        5,551

Property and equipment, at cost      -     10,057            284             -        10,341
Accumulated depreciation             -     (4,085)           (89)            -        (4,174)
  Property and equipment, net        -      5,972            195             -         6,167

Goodwill                             -      2,292            376             -         2,668
Intangible assets, net               -        447            162             -           609
Other assets                         -        130              9             -           139
Intercompany (payable)
  receivable                    (3,881)     3,371          3,735        (3,225)            -
Investment in subsidiaries       8,348          -              -        (8,348)            -
     Total assets              $ 4,467    $17,607       $  4,686      $(11,626)     $ 15,134

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $   547       $      -      $      -      $    547
  Current maturities of
     long-term debt                  -        347              -             -           347
  Accounts payable                   -      1,314             90             3         1,407
  Accrued expenses                   4      1,020            118           (57)        1,085
  Income taxes payable               -        126             62             -           188
     Total current liabilities       4      3,354            270           (54)        3,574

Long-term debt                       -      5,794              -             -         5,794
Intercompany note payable            -      3,225              -        (3,225)            -
Deferred income taxes                -        725             67             -           792
Other liabilities                    -        999              9          (497)          511
ESOP preference shares             222          -              -             -           222
Unearned compensation                -          -              -             -             -
Shareowners' equity              4,241      3,510          4,340        (7,850)        4,241
Total liabilities and
      shareowners' equity      $ 4,467    $17,607       $  4,686      $(11,626)     $ 15,134



 CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                 Condensed Consolidating Statement of Earnings
                                   For the Thirteen Weeks Ended July 31, 2004
                                                    (Unaudited)
(millions)

                                             Subsidiary    Other
                                    Parent     Issuer   Subsidiaries  Eliminations  Consolidated

Net sales                           $    -   $  2,759       $    490     $    (293)     $  2,956
Cost of sales:
  Recurring                              -      1,992            351          (278)        2,065
  Restructuring markdowns                -          6              -             -             6
Selling, general, and
  administrative expenses                -        555             99           (20)          634
Restructuring costs                      -          9              -             -             9
Interest expense (income), net:
  External                               -         82              -             -            82
  Intercompany                           -         71            (70)           (1)            -
Equity in earnings of subsidiaries    (101)         -              -           101             -
Earnings before income taxes           101         44            110           (95)          160
Provision for income taxes               -         18             41             -            59
Net earnings                        $  101   $     26       $     69     $     (95)     $    101




                                 Condensed Consolidating Statement of Earnings
                                  For the Twenty-six Weeks Ended July 31, 2004
                                                     (Unaudited)
(millions)

                                             Subsidiary    Other
                                    Parent     Issuer    Subsidiaries  Eliminations  Consolidated

Net sales                           $    -   $  5,515        $    905     $    (501)     $  5,919
Cost of sales:
  Recurring                              -      4,027             649          (491)        4,185
  Restructuring markdowns                -         11               -             -            11
Selling, general, and
  administrative expenses                -      1,110            183            (20)        1,273
Restructuring costs                      -         11              -              -            11
Interest expense (income), net:
  External                               -        158              -              -           158
  Intercompany                           -        142           (141)            (1)            -
Equity in earnings of subsidiaries    (177)         -              -            177             -
Earnings before income taxes           177         56            214           (166)          281
Provision for income taxes               -         25             79              -           104
Net earnings                        $  177   $     31       $    135      $    (166)     $    177



CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                                 Condensed Consolidating Statement of Cash Flows
                                   For the Twenty-six Weeks Ended July 31, 2004
                                                   (Unaudited)
(millions)
                                            Subsidiary     Other
                                    Parent    Issuer    Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings                     $   177  $     31       $     135     $    (166)     $    177
  Equity in earnings of subsidiaries  (177)        -               -           177             -
  Depreciation and other amortization    -       260              21             -           281
  Intangible asset amortization          -         1               3             -             4
  Decrease (increase) in
    working capital                     (1)       74              16             -            89
  Other, net                            42        14             (31)          (11)           14
Cash flows from operations              41       380             144             -           565

Investing activities:
  Net additions to property
    and equipment                        -      (182)            (44)            -          (226)
  Business combinations                  -    (3,197)             (3)            -        (3,200)

Cash flows used for
  investing activities                   -    (3,379)            (47)            -        (3,426)

Financing activities:
  Net short-term debt issuances          -       547               -             -           547
  Net long-term debt issuances           -     2,145               -             -         2,145
  Net issuances of common stock         16         5               -             -            21
  Dividend payments                   (149)        -               -             -          (149)
  Intercompany activity, net            92         -             (92)            -             -
Cash flow from (used for)
  financing activities                 (41)    2,697             (92)            -         2,564

Increase (decrease) in cash and
  cash equivalents                       -      (302)              5             -          (297)
Cash and cash equivalents,
  beginning of period                    -       551              13             -           564

Cash and cash equivalents,
  end of period                    $     -  $    249        $     18     $       -       $   267


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                 Condensed Consolidating Balance Sheet
                                          As of August 2, 2003
                                               (Unaudited)
(millions)

                                         Subsidiary     Other
                                Parent     Issuer    Subsidiaries   Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    45        $     32       $      -       $    77
  Accounts receivable, net           -      1,501              45            (36)        1,510
  Merchandise inventories            -      2,830              96              -         2,926
  Other current assets               -         80              24              -           104
    Total current assets             -      4,456             197            (36)        4,617

Property and equipment, at cost      -      9,007             210              -         9,217
Accumulated depreciation             -     (3,945)            (63)             -        (4,008)
  Property and equipment, net        -      5,062             147              -         5,209

Goodwill                             -      1,129             326              -         1,455
Intangible assets, net               -          5             167              -           172
Other assets                         -        120              11              -           131
Intercompany (payable)
  receivable                      (759)       297           3,662         (3,200)            -
Investment in subsidiaries       4,777          -               -         (4,777)            -
    Total assets              $  4,018    $11,069        $  4,510       $ (8,013)      $11,584

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   138        $      -      $       -       $   138
  Current maturities of
    long-term debt                   -        164               -              -           164
  Accounts payable                   -        953              95              -         1,048
  Accrued expenses                   4        889              92            (36)          949
  Income taxes payable               -        (26)             43              -            17
     Total current liabilities       4      2,118             230            (36)        2,316

Long-term debt                       -      3,933               1              -         3,934
Intercompany note payable            -      3,200               -         (3,200)            -
Deferred income taxes                -        751              65              -           816
Other liabilities                    -        977              10           (483)          504
ESOP preference shares             249          -               -              -           249
Unearned compensation              (91)       (91)              -             91           (91)
Shareowners' equity              3,856        181           4,204         (4,385)        3,856
Total liabilities and
      shareowners' equity     $  4,018    $11,069        $  4,510       $ (8,013)      $11,584


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                 Condensed Consolidating Statement of Earnings
                                  For the Thirteen Weeks Ended August 2, 2003
                                                   (Unaudited)

(millions)

                                             Subsidiary     Other
                                    Parent     Issuer   Subsidiaries  Eliminations Consolidated

Net sales                           $    -   $  2,833       $    479     $    (312)    $  3,000
Cost of sales                            -      2,066            351          (299)       2,118
Selling, general, and
  administrative expenses                -        599             76           (18)         657
Restructuring costs                      -        318              -             -          318
Interest expense (income), net:
  External                               -         80              -             -           80
  Intercompany                           -         71            (71)            -            -
Equity in earnings of subsidiaries     110          -              -          (110)           -
Earnings (loss) before income taxes   (110)      (301)           123           115         (173)
Provision (credit) for income taxes      -       (108)            45             -          (63)
Net earnings (loss)                 $ (110)  $   (193)      $     78     $     115     $   (110)




                                 Condensed Consolidating Statement of Earnings
                                 For the Twenty-six Weeks Ended August 2, 2003
                                                  (Unaudited)

(millions)
                                             Subsidiary     Other
                                    Parent     Issuer   Subsidiaries  Eliminations Consolidated

Net sales                           $    -   $  5,538       $    899     $    (564)    $  5,873
Cost of sales                            -      4,094            663          (551)       4,206
Selling, general, and
  administrative expenses                -      1,180            141           (24)       1,297
Restructuring costs                      -        318              -             -          318
Interest expense (income), net:
  External                               -        160              -             -          160
  Intercompany                           -        142           (142)            -            -
Equity in earnings of subsidiaries      38          -              -           (38)           -
Earnings (loss) before income taxes    (38)      (356)           237            49         (108)
Provision (credit) for income taxes      -       (157)            87             -          (70)
Net earnings (loss)                 $  (38)  $   (199)      $    150     $      49     $    (38)


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                 Condensed Consolidating Statement of Cash Flows
                                  For the Twenty-six Weeks Ended August 2, 2003
                                                    (Unaudited)
(millions)

                                            Subsidiary    Other
                                   Parent     Issuer   Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings (loss)              $  (38)   $  (199)      $    150     $      49       $   (38)
  Equity in earnings of subsidiaries   38          -              -           (38)            -
  Depreciation and other
    amortization                        -        262             14             -           276
Intangible asset amortization           -          1              3             -             4
Asset impairment                        -        315              -             -           315
(Increase) decrease in
  working capital                       -        (13)            14             -             1
Other, net                             89        (33)           (45)          (11)            -
Cash flows from operations             89        333            136             -           558

Investing activities:
  Net additions to property
    and equipment                       -       (305)           (28)            -          (333)
  Business combinations                 -          -            (16)            -           (16)
Cash flows used for
  investing activities                  -       (305)           (44)            -          (349)

Financing activities:
  Net short-term debt repayments        -        (12)             -             -           (12)
  Net long-term debt repayments         -        (16)             -             -           (16)
  Net issuances (purchases)
    of common stock                   (20)         7              -             -           (13)
  Dividend payments                  (147)         1              -             -          (146)
  Intercompany activity, net           78          -            (78)            -             -
Cash flows used for
  financing activities                (89)       (20)           (78)            -          (187)

Increase in cash and
  cash equivalents                      -          8             14             -            22
Cash and cash equivalents,
  beginning of period                   -         37             18             -            55

Cash and cash equivalents,
  end of period                    $    -   $     45      $      32     $       -       $    77


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


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Towards the end of the second quarter 2004 we experienced a weakening of the sales momentum that had begun in late 2003. However, improved inventory management and expense control enabled us to improve operating performance.

Second quarter 2004 net sales were $2.96 billion, a 1.5% decrease from the 2003 second quarter. Store-for-store sales decreased 2.2% for the quarter. Despite good sales in a number of merchandise categories, our overall sales performance did not meet our expectations in the second quarter. Sales began to slow in the latter weeks of the second quarter and were especially affected by the movement of the Texas state sales tax holiday and the related movement of a sales promotion event at the Foley's division from the last week of July 2003 to the first week of August 2004. Fashion accessories, as well as dressier ladies' sportswear, ladies' suits, men's furnishings and tailored clothing performed well. However, seasonal apparel and apparel clearance - a key July sales driver
- were less than anticipated. In addition, the second quarter sales trend in home furnishings lagged.

Net earnings were $101 million, or $.33 per share, for the second quarter compared with a net loss of $110 million, or ($.39) per share, for the second quarter 2003. Second quarter 2004 net earnings include restructuring charges of $15 million, or $.03 per share. Second quarter 2003 net earnings included restructuring charges of $318 million, or $.69 per share. Strong margin performance related to higher initial mark-ups and improved markdown rates and the continued positive effects of productivity improvements implemented in 2003 continued to drive improvements in operating results.

Net sales increased 0.8% to $5.92 billion for the first six months of 2004. Net earnings were $177 million, or $.57 per share, for the first six months of 2004 compared with a net loss of $38 million, or ($.16) per share, for the first six months of 2003. Net earnings for the first six months of 2004 include restructuring charges of $22 million, or $.05 per share. Net earnings for the first six months of 2003 included restructuring charges of $318 million, or $.69 per share, and a $31 million, or $.10 per share, tax credit.

Effective July 31, 2004, we completed our acquisition of the Marshall Field's department store group. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit and Minneapolis metropolitan areas. The Marshall Field's acquisition gives us a leading position in those three large upper Midwest markets. In addition, we anticipate that the addition of Marshall Field's to our department store portfolio will improve our buying power, expand our distribution network and produce economies of scale. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand.

During the first six months of 2004, we opened one new department store: a Hecht's store in Wilmington, N.C. An additional seven department store openings are planned for the second half of 2004. During the first half of 2004, we also closed ten department stores we previously announced would be divested. Year-to-date the Bridal Group has opened ten David's Bridal stores and seven After Hours stores. The Bridal Group plans to open an additional 20 David's Bridal stores and 13 After Hours stores by year-end. At the end of the second quarter, including the 62 acquired Marshall Field's stores, we operated 497 department stores, 220 David's Bridal stores, 454 After Hours Formalwear stores, and 10 Priscilla of Boston stores in 46 states, the District of Columbia, and Puerto Rico.

<PAGE

Results of Operations

Net Sales

Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both periods beginning the first day a new store has prior-year sales and exclude sales of stores closed during both periods. Net sales and related increases (decreases) were as follows:

(dollars in millions)                       Percent     Store-for-Store
                     2004        2003      Inc.(Dec.)       Decrease
Second quarter     $2,956      $3,000       (1.5)%          (2.2)%
First six months    5,919       5,873        0.8            (0.2)

The total net sales decrease of $44 million for the 2004 second quarter was principally due to a $48 million decrease in store-for-store sales and a $52 million decrease related to divested store sales, offset by $60 million of new store sales. The total net sales increase of $46 million for the first six months of 2004 was principally due to a $133 million increase in new store sales and a $21 million increase in store-for-store sales, offset by a $96 million decrease related to divested store sales.

The following table presents the statements of earnings as a percent of net sales.

                                         Second Quarter       First Six Months
                                          2004    2003         2004     2003

Net sales                                100.0%   100.0%      100.0%   100.0%
Cost of sales:
  Recurring                               69.9     70.6        70.7     71.6
  Restructuring markdowns                  0.2      0.0         0.2      0.0
Selling, general, and
  administrative expenses                 21.4     21.9        21.5     22.1
Restructuring costs                        0.3     10.6         0.2      5.4
Interest expense, net                      2.8      2.7         2.7      2.7

Earnings (loss) before income taxes        5.4     (5.8)        4.7     (1.8)

Income taxes                              37.0*    37.0*       37.0*    65.4*

Net earnings (loss)                        3.4%    (3.6)%       3.0%    (0.6)%

* - Percent represents effective income tax rate.


Cost of Sales

Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. Restructuring markdowns are incurred to liquidate inventory as stores to be divested are closed.

For the 13 weeks ended July 31, 2004, recurring cost of sales as a percent of net sales decreased 0.7%, principally because of a 1.2% decrease in the cost of merchandise, offset by a 0.3% increase in buying and occupancy costs. For the 26 weeks ended July 31, 2004, recurring cost of sales as a percent of net sales decreased 0.9%, principally because of a 1.1% decrease in the cost of merchandise. The lower merchandise costs were driven by improved levels of mark-ups, as well as improved markdown rates.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percent of net sales decreased from 21.9% in the second quarter 2003 to 21.4% in the second quarter 2004 because of a 0.5% decrease in payroll. Selling, general, and administrative expenses as a percent of net sales decreased from 22.1% in the first six months of 2003 to 21.5% in the first six months of 2004 principally because of a 0.6% decrease in payroll.


Business Combinations

Effective July 31, 2004, we completed our acquisition of the Marshall Field's department store group for a purchase price of $3.2 billion. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit and Minneapolis metropolitan areas. We acquired substantially all of the assets that comprise Marshall Field's, including stores, inventory, customer receivables, and distribution centers and assumed certain liabilities, including accounts payable and accrued expenses. The acquisition is being financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. We also are acquiring the real estate associated with nine Mervyn's store locations in the Twin Cities area. The Mervyn's locations were transferred in August 2004.

Marshall Field's results of operations will be included in our consolidated statement of earnings beginning August 1, 2004. Our July 31, 2004, consolidated balance sheet includes the assets acquired and liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is based on preliminary estimates and is subject to final third-party valuations.


Restructuring Costs

In July 2003, we announced our intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, liquidation markdowns of $35 million, severance benefits of $23 million, and other charges of $5 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $350 million has been recognized to date. We recognized $15 million and $22 million in the second quarter and first six months of 2004, respectively, and $318 million was recognized in the second quarter and first six months of 2003.

Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of the 2004 second quarter, 19 stores have been closed. Severance benefits are recognized as each store is closed. Severance benefits of $10 million for approximately 1,600 associates and liquidation markdowns and other costs of $23 million have been incurred to date. Remaining amounts will be recognized as each store is divested.


Interest Expense

Components of net interest expense were (millions):

                                       Second Quarter    First Six Months
                                       2004      2003     2004      2003

Interest expense                       $ 87      $ 85     $169      $170
Interest income                          (3)        -       (7)       (1)
Capitalized interest                     (2)       (5)      (4)       (9)
  Net interest expense                 $ 82      $ 80     $158      $160

On July 20, 2004, we issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field's acquisition. The new debt resulted in additional interest expense of $4 million, or $0.01 per share, in the second quarter.

In anticipation of the issuance of debt related to the Marshall Field's acquisition, we entered into treasury lock agreements to hedge interest rate fluctuations. Upon issuance of the debt, we recorded a $27 million decrease to accumulated other comprehensive income. This amount will be amortized into earnings through increases to interest expense over the life of the debt.

Short-term borrowings were (dollars in millions):

                                       Second Quarter    First Six Months
                                       2004      2003     2004      2003

  Average balance outstanding          $ 23      $321     $ 12      $285
  Average interest rate on
    average balance                     1.6%      1.3%     1.6%      1.3%


Income Taxes

The effective tax rate for the first six months of 2004 was 37.0%, compared with 65.4% for the first six months of 2003. The change is due to a $31 million tax credit recorded in the first quarter 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, our first quarter 2003 estimated effective tax rate was 37.0%.


Trailing Years' Results

Operating results for the trailing years were as follows (millions, except per share):
                                                       July 31,      Aug. 2,
                                                          2004         2003

  Net sales                                          $  13,389    $ 13,238
  Net earnings                                       $     649    $    365
  Diluted earnings per share                         $    2.14    $   1.15



Financial Condition

Cash Flows

Cash flows from operations were $565 million and $558 million in the first six months of 2004 and 2003, respectively.


Liquidity and Available Credit

We finance our activities primarily with cash flows from operations, borrowings under credit facilities and issuances of long-term debt. We can borrow up to $1.4 billion under our multi-year credit agreement expiring August 24, 2009. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.

In the second quarter 2004, we announced the suspension of our $500 million special share repurchase program and the suspension of our common stock repurchase program used to repurchase shares issued through our employee benefit plans.

On August 1, 2004, we redeemed $200 million 8-3/8% debentures due in 2024. Early redemption costs of $10 million, or $.02 per share, will be recorded in the 2004 third quarter.

Financial Ratios

Key financial ratios as of and for the twenty-six weeks ended July 31, 2004 and August 2, 2003 and as of and for the fifty-two weeks ended January 31, 2004 are as follows:

                                        July 31,    Aug. 2,     Jan. 31,
                                           2004       2003         2004

Current Ratio                               1.6        2.0          1.9
Debt-Capitalization Ratio                    58%        49%          46%
Fixed Charge Coverage                       2.4x       0.4x         2.6x



Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include but are not limited to competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates, our ability to manage the business to minimize the disruption of sales and customer service as a result of the restructuring activities, and those risks generally associated with the integration of Marshall Field's with May. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices located outside the United States are generally paid in local currency and are not material. During the first six months of 2004, we entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of long-term debt. The results of the hedges did not have a material impact on our results of operations or financial position. We were not a party to any other derivative financial instruments during the first six months of 2004 or 2003.


Item 4 - Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Other than described below, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

On July 31, 2004, we acquired the operating assets of the Marshall Field's department store group from Target Corporation. Target will continue to provide accounting and other systems support for Marshall Field's over a transition period not to exceed eight months while we migrate Marshall Field's to our information technology systems. Target and its operating divisions generally operate under a common set of controls and information technology systems. During the transition period, Marshall Field's will be subject to the same financial reporting controls historically provided by Target. Target has not disclosed any significant control deficiencies or significant changes in its internal controls in previous public filings.


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


Item 2 - Changes in Securities and Use of Proceeds

In February 2004, the company's board of directors authorized a common stock repurchase program of $500 million. In July 2004, the company announced the indefinite suspension of its $500 million special common stock repurchase program, of which $482 million of shares were still available for repurchase. In addition, the company suspended its common stock repurchase program used to repurchase shares issued through its employee benefit plans. In the second quarter 2004, the company did not repurchase any shares of common stock under any programs.


Item 3 - Defaults Upon Senior Securities - None.


Item 4 - Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareowners of registrant was held on May 21, 2004.

  (b) At the annual meeting of shareowners of registrant held on May 21, 2004, the registrant's voting securities carried 305,359,960 votes, of which 271,189,394 were voted at the meeting. Action was taken with respect to:

        (i)   the election of five directors of registrant;

                                                              Authority
                                             For               Withheld

              Eugene S. Kahn             179,500,453          91,688,941
              Helene L. Kaplan           181,359,811          89,829,583
              James M. Kilts             181,500,026          89,689,368
              Russell E. Palmer          185,025,999          86,163,395
              William P. Stiritz         180,184,509          91,004,885

              These directors will serve along with the following other directors whose term of office as a director continued after the meeting: John L. Dunham, Marsha J. Evans, Michael R. Quinlan, Joyce M. Roche', Edward E. Whitacre, Jr., and R. Dean Wolfe.

        (ii) a ratification of the appointment of Deloitte and Touche LLP as independent auditors (267,737,947 votes in favor, 1,784,715 votes against and 1,666,732 votes abstained);

        (iii) a resolution to approve an amendment to the company's Executive Incentive Compensation Plan for Corporate Executives (254,074,587 votes in favor, 14,552,851 votes against and 2,561,956 votes abstained);

        (iv) a resolution to approve an amendment to the company's 1994 Stock Incentive Plan (224,262,735 votes in favor, 24,284,596 votes against, 2,404,845 votes abstained and 20,237,218 not voted);

        (v) a proposal relating to a classified board of directors (194,198,603 votes in favor, 53,431,523 votes against, 3,320,842 votes abstained and 20,238,426 not voted).


Item 5 - Other Information - None.


Item 6 - Exhibits and Reports on Form 8-K

(a)Exhibits

3.3  -  By-laws
12   -  Computation of Ratio of Earnings to Fixed Charges
15   -  Letter Regarding Unaudited Interim Financial Information
31.1 -  Certification Pursuant to Exchange Act 13a-15 and 15d-15(e)
31.2 -  Certification Pursuant to Exchange Act 13a-15 and 15d-15(e)
        32   -  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002(18 U.S.C) Section 1350, as adopted)

  (b)   Reports on Form 8-K

        A report dated June 10, 2004, which furnished a company press release announcing that the Company has entered into an Asset Purchase Agreement with Target Corporation to purchase the assets and business of Marshall Field's department store group and nine Mervyn's store locations.

        A report dated July 13, 2004, which filed information concerning debt ratings.

        A report dated July 13, 2004, which furnished a company press release announcing that the Company commenced a private placement offering of securities in the long-term public debt markets.

        A report dated July 21, 2004, which filed information related to the private placement offering commenced on July 13, 2004.

        A report dated August 2, 2004, which furnished a company press release announcing the closing of the Marshall Field's department store group acquisition.

        A report dated August 10, 2004, which furnished a company press release providing information on its earnings for the 13 and 26 weeks ended July 31, 2004.

        A report dated August 27, 2004, which filed the company's Amended and Restated Credit Agreement effective August 24, 2004, as a material contract.

        A report dated September 3, 2004, which filed the Amended and Restated Rights Agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  September 3, 2004
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners of
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of July 31, 2004 and August 2, 2003, and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, and of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These interim financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri
September 2, 2004

                                                                     Exhibit 12

                                          THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       FOR THE FIVE FISCAL YEARS ENDED JANUARY 31, 2004 AND FOR THE
                                         TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003


(dollars in millions)

                                          26 Weeks Ended                  Fiscal Year Ended
                                        July 31,   Aug. 2,   Jan. 31,  Feb. 1,   Feb. 2,   Feb. 3,   Jan.29,
                                           2004      2003       2004     2003      2002      2001      2000
Earnings Available for Fixed Charges:
Pretax earnings                          $  281    $ (108)     $ 639   $  820    $1,139    $1,402    $1,523
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              185       185        367      405       411       406       346
Dividends on ESOP preference shares          (8)       (9)       (18)     (20)      (22)      (23)      (24)
Capitalized interest amortization             5         5         10        9         8         8         7
                                         $  463    $   73     $  998   $1,214    $1,536    $1,793    $1,852
Fixed Charges:
Gross interest expense (a)               $  171    $  175     $  345   $  392    $  401    $  395    $  340
Interest factor attributable to
  rent expense                               19        20         38       36        32        28        22
                                         $  190    $  195     $  383   $  428    $  433    $  423    $  362

Ratio of Earnings to Fixed Charges          2.4       0.4        2.6      2.8       3.5       4.2       5.1

(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.


                                                                     Exhibit 15

September 2, 2004

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, as indicated in our reports dated September 2, 2004 and September 9, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended July 31, 2004 and August 2, 2003, are incorporated by reference in Registration Statements Nos. 333-59792, 333-76227, 333-00957, 333-103352 and 333-111987 on Form S-8 and
Registration Statements Nos. 333-42940 and 333-42940-01 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


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




Date:  September 3, 2004                              /s/ Eugene S. Kahn
                                                      Eugene S. Kahn
                                                      Chairman of the Board and
                                                      Chief Executive Officer

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




Date:  September 3, 2004                          /s/ Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                                                     Exhibit 32


                       CERTIFICATION PURSUANT TO SECTION 906 OF
           THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas
D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.   The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 3, 2004



         /s/  Eugene S. Kahn                       /s/  Thomas D. Fingleton
         Eugene S. Kahn                            Thomas D. Fingleton
         Chairman of the Board and                 Executive Vice President and
         Chief Executive Officer                   Chief Financial Officer