Form 10-K/A
MAY DEPARTMENT STORES CO
filed 2004-10-29
CIK 63416

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-K/A
(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2004
                                     OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K filed on March 26, 2004 for the fiscal year ended January 31, 2004. We are filing this Form 10-K/A solely to amend
Item 9A of Part II of our original Form 10-K. All other portions of our original Form 10-K filing remain unchanged.


                                  PART II

Item 9A - Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date the controls were evaluated.



                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(3) Exhibits

       31.1 -  Certification Pursuant to Exchange Act 13a-15(e) and 15d-15(e)
       31.2 -  Certification Pursuant to Exchange Act 13a-15(e) and 15d-15(e)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  October 28, 2004
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

                                                                   Exhibit 31.1

                                   CERTIFICATION


I, Eugene S. Kahn, certify that:

1. I have reviewed this annual report on Form 10-K/A of The May Department Stores Company;

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




Date:  October 28, 2004                      /s/ Eugene S. Kahn
                                                 Eugene S. Kahn
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                                                   Exhibit 31.2

                                   CERTIFICATION


I, Thomas D. Fingleton, certify that:

1. I have reviewed this annual report on Form 10-K/A of The May Department Stores Company;

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




Date:  October 28, 2004                        /s/ Thomas D. Fingleton
                                                   Thomas D. Fingleton
                                                   Executive Vice President and
                                                   Chief Financial Officer