Form 10-Q/A
period 2004-10-28
MAY DEPARTMENT STORES CO
filed 2004-10-29
CIK 63416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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

                            EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q filed on June 2, 2004 for the fiscal quarter ended May 1, 2004. We are filing this Form 10-Q/A solely to amend Item 4 of Part 1 of our original Form 10-Q. All other portions of our original Form 10-Q filing remain unchanged.


                        PART 1 - FINANCIAL INFORMATION

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



                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits


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

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  October 28, 2004
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                                                   Exhibit 31.1

                                  CERTIFICATION


I, Eugene S. Kahn, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The May Department Stores Company;

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




Date:  October 28, 2004                          /s/ Eugene S. Kahn
                                                     Eugene S. Kahn
                                                     Chairman of the Board and
                                                     Chief Executive Officer






                                                                   Exhibit 31.2

                                  CERTIFICATION


I, Thomas D. Fingleton, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The May Department Stores Company;

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