Form 10-Q/A
period 2004-10-28
MAY DEPARTMENT STORES CO
filed 2004-10-29
CIK 63416

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

                            EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q filed on September 3, 2004 for the fiscal quarter ended July 31, 2004. We are filing this Form 10-Q/A solely to amend
Item 4 of Part 1 of our original Form 10-Q. All other portions of our original Form 10-Q filing remain unchanged.

                        PART 1 - FINANCIAL INFORMATION

Item 4 - Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Other than described below, there have been no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date the controls were evaluated.

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