Form 10-Q
period 2004-11-30
MAY DEPARTMENT STORES CO
filed 2004-11-30
CIK 63416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended October 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 291,985,741 shares of common stock, $.50 par value, as of November 27, 2004.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

                                       Oct. 30,       Nov. 1,     Jan. 31,
                                          2004          2003         2004
ASSETS
Current assets:
  Cash and cash equivalents             $      94    $      65    $     564
  Accounts receivable, net                  2,012        1,478        1,755
  Merchandise inventories                   3,815        3,482        2,728
  Other current assets                        102          110           88
     Total current assets                   6,023        5,135        5,135

Property and equipment, at cost            10,534        9,304        9,103
Accumulated depreciation                   (4,340)      (4,139)      (3,954)
  Property and equipment, net               6,194        5,165        5,149

Goodwill                                    2,654        1,468        1,504
Intangible assets, net                        605          170          168
Other assets                                  143          129          133

     Total assets                       $  15,619    $  12,067    $  12,089


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $   1,050    $     270    $       -
  Current maturities of
    long-term debt                             20          235          239
  Accounts payable                          1,828        1,407        1,191
  Accrued expenses                          1,118        1,006          967
  Income taxes payable                        119           28          280
     Total current liabilities              4,135        2,946        2,677

Long-term debt                              5,786        3,802        3,797

Deferred income taxes                         781          831          773

Other liabilities                             515          511          507

ESOP preference shares                        217          241          235

Unearned compensation                           -          (91)         (91)

Shareowners' equity                         4,185        3,827        4,191

     Total liabilities and
        shareowners' equity             $  15,619    $  12,067    $  12,089





           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(millions, except per share)           13 Weeks Ended       39 Weeks Ended
                                     Oct. 30,   Nov. 1,   Oct. 30,   Nov. 1,
                                        2004      2003       2004      2003
Net sales                            $  3,483  $  2,976   $  9,402  $  8,849
Cost of sales:
   Recurring                            2,520     2,160      6,705     6,366
   Restructuring markdowns                  -         1         11         1
Selling, general, and
  administrative expenses                 831       658      2,104     1,955
Restructuring costs                         1         5         12       323
Interest expense, net                     118        78        276       238
Earnings (loss) before income taxes        13        74        294       (34)
Provision (credit) for income taxes         5        27        109       (43)
Net earnings                         $      8  $     47   $    185  $      9

Basic earnings (loss) per share      $    .02  $    .15   $    .59  $   (.01)

Diluted earnings (loss) per share    $    .02  $    .15   $    .59  $   (.01)

Dividends paid per common share      $.24-1/4  $    .24   $.72-3/4  $    .72

Weighted average shares outstanding:
 Basic                                  292.3     290.0      291.9     289.9
 Diluted                                292.8     290.5      292.9     289.9




          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                39 Weeks Ended
                                                     Oct. 30,      Nov. 1,
                                                        2004         2003
Operating Activities:
  Net earnings                                       $    185     $      9
  Adjustment for noncash items included in earnings:
    Depreciation and other amortization                   454          420
    Intangible asset amortization                           6            6
    Asset impairment                                        -          317
  Working capital changes:
    Accounts receivable, net                              310          298
    Merchandise inventories                              (712)        (632)
    Other current assets                                   (5)          11
    Accounts payable                                      426          306
    Accrued expenses                                       (3)         217
    Income taxes payable                                 (161)        (135)
  Other, net                                               22         (126)

Cash flows from operations                                522          691

Investing Activities:
  Net additions to property and equipment                (389)        (447)
  Business combinations                                (3,263)         (33)

Cash flows used for investing activities               (3,652)        (480)

Financing Activities:
  Net short-term debt issuances                         1,050          120
  Net long-term debt issuances (repayments)             1,810          (77)
  Net issuances (purchases) of common stock                23          (24)
  Dividend payments                                      (223)        (220)

Cash flows from (used for) financing activities         2,660         (201)

Increase (decrease) in cash and cash equivalents         (470)          10

Cash and cash equivalents,
    beginning of period                                   564           55

Cash and cash equivalents,
    end of period                                    $     94     $     65

Cash paid during the period:

  Interest                                           $    260     $    252
  Income taxes                                            248           85



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


Business Combinations

Effective July 31, 2004, the company completed its acquisition of the Marshall Field's department store group. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. The company acquired substantially all of Marshall Field's operating assets, including stores, inventory, customer receivables, and distribution centers, and assumed certain liabilities, including accounts payable and accrued expenses. The company also acquired the real estate associated with nine Mervyn's store locations in the Twin Cities area. The Mervyn's portion of the transaction closed in the third quarter 2004. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand.

Marshall Field's results of operations have been included in the company's consolidated financial statements since acquisition. The company's October 30, 2004, consolidated balance sheet includes the assets acquired and the liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is based on preliminary estimates and is subject to final third-party valuations. The following summarizes the preliminary purchase price allocation at acquisition (millions):

               Cash                               $     3
               Accounts receivable                    558
               Merchandise inventories                375
               Property and equipment               1,117
               Goodwill and other intangibles       1,586
               Assumed liabilities/other             (399)
                 Net purchase price               $ 3,240

Goodwill and other intangible assets include $419 million of trade names and $20 million of customer relationships. The trade names have an indefinite useful life and are not amortizable. The customer relationships will be amortized over an estimated useful life of 15 years. Assumed liabilities/other includes $22 million of transaction fees.

The following pro forma information presents the company's net sales, net earnings (loss) and diluted earnings (loss) per share as if the Marshall Field's acquisition had occurred on February 2, 2003 (millions, except per share):

                                          13 Weeks Ended      39 Weeks Ended
                                         Oct. 30,  Nov. 1,  Oct. 30,   Nov. 1,
                                            2004     2003      2004      2003

Net sales                                $ 3,483  $ 3,580   $10,543   $10,548
Net earnings (loss)                      $     8  $    39   $   171   $   (14)
Diluted earnings (loss) per share        $   .02  $   .12   $   .54   $  (.09)

Pro forma adjustments have been made to reflect depreciation and amortization using the asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs, or other such costs or savings.


Restructuring Costs

In July 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, liquidation markdowns of $35 million, severance benefits of $23 million, and other charges of $5 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $351 million has been recognized to date. The company recognized $1 million and $23 million in the third quarter and first nine months of 2004, respectively, and $6 million and $324 million in the third quarter and first nine months of 2003, respectively.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(millions)                    Total |                               Balance at
                            Charges |    2004  Payments   Non-cash     Oct. 30,
                            to Date | Charges (Proceeds)      Uses        2004
Asset impairments             $ 317 |   $   -     $   -      $   -       $   -
Disposal (gains) losses         (13)|      (4)      (37)        33           -
Liquidation markdowns            17 |      11        11          -           -
Severance benefits               10 |       4         4          -           -
Other                            20 |      12        12          -           -
  Total                       $ 351 |   $  23     $ (10)     $  33       $   -


Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values of similar assets. Disposal gains or losses are recognized as each store is divested. Liquidation markdowns are incurred to liquidate inventory as stores to be divested are closed. The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of the 2004 third quarter, 19 stores have been closed. Severance benefits are recognized as each store is closed. As of October 30, 2004, severance benefits have been paid to approximately 1,600 associates. Remaining amounts will be recognized as each store is divested.

Income Taxes

The effective income tax rate for the first nine months of 2004 was 37.0%, compared with 126.8% for the first nine months of 2003. 2003 results included a $31 million tax credit recorded in the first quarter of 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, the company's estimated effective tax rate for the first nine months of 2003 was 37.0%.


Inventories

Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. There was no LIFO provision or credit in the third quarter or first nine months of 2004 or 2003.


Debt

On July 20, 2004, the company issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field's acquisition. In August 2004, the company also increased its unsecured revolving credit facility to $1.4 billion and extended the term to August 2009.

The company entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of debt related to the Marshall Field's acquisition. The contracts were deemed highly effective at offsetting the changes in interest rates of the debt issued. Accordingly, the $27 million paid to settle the hedges will be amortized as increases to interest expense over the 10 to 30 year life of the debt hedged. The hedge settlement payments were recorded as a reduction to accumulated other comprehensive income.

On August 1, 2004, the company redeemed its $200 million 8-3/8% debentures due in 2024. Interest expense for the 2004 third quarter includes early debt redemption costs of $10 million.


Pension Benefits

The components of net periodic benefit costs for the company's pension plans for the third quarter and first nine months of 2004 and 2003 were:

(millions)                                 13 Weeks Ended
                                Qualified Plan        Nonqualified Plan
                              Oct. 30,    Nov. 1,     Oct. 30,    Nov. 1,
                                 2004       2003         2004       2003

Service cost                  $    14     $   11      $     1     $    2
Interest cost                      12         12            3          5
Expected return on assets         (10)        (8)           -          -
Net amortization (1)                1          6            1          1

Net periodic benefit cost     $    17     $   21      $     5     $    8


                                           39 Weeks Ended
                               Qualified Plan        Nonqualified Plan
                              Oct. 30,    Nov. 1,     Oct. 30,    Nov. 1,
                                 2004       2003         2004       2003

Service cost                  $    42     $   35      $     4     $    4
Interest cost                      35         36           10         10
Expected return on assets         (29)       (24)           -          -
Net amortization (1)                6         18            4          4

Net periodic benefit cost     $    54     $   65      $    18     $   18

(1) Prior service cost and actuarial gains and losses are amortized over the remaining estimated service period.

In September 2004, the company contributed $23 million to the qualified pension plan, and the company expects to make an additional contribution of approximately $60 million to the qualified plan in January 2005.


Earnings per Share

The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings (loss) per share ("EPS") for the periods shown.

(millions, except per share)
                                             13 Weeks Ended
                               Oct. 30, 2004               Nov. 1, 2003
                        Earnings    Shares    EPS   Earnings    Shares     EPS
Net earnings              $    8                      $   47
ESOP preference share
 dividends                    (4)                         (4)
Basic EPS                      4     292.3  $  .02        43     290.0  $  .15

Assumed exercise of
 options (treasury
 stock method)                 -       0.5                 -       0.5
 Diluted EPS              $    4     292.8  $  .02    $   43     290.5  $  .15

Diluted EPS excludes 15 million ESOP preference shares and $3 million of earnings adjustments for the third quarter of 2004 and 16 million ESOP preference shares and $3 million of earnings adjustments for the third quarter of 2003 because of their antidilutive effect.


                                             39 Weeks Ended
                               Oct. 30, 2004               Nov. 1, 2003
                        Earnings    Shares     EPS   Earnings    Shares     EPS
Net earnings              $  185                       $    9
ESOP preference share
 dividends                   (12)                         (12)
Basic EPS                    173     291.9  $  .59         (3)    289.9  $ (.01)

Assumed exercise of
 options (treasury
 stock method)                 -       1.0                  -         -
 Diluted EPS              $  173     292.9  $  .59     $   (3)    289.9  $ (.01)


Diluted EPS excludes 15 million ESOP preference shares and $10 million of earnings adjustments for the first nine months of 2004 and 17 million ESOP preference shares and $11 million of earnings adjustments for the first nine months of 2003 because of their antidilutive effect.


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

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings (loss) per share for the third quarter and first nine months of 2004 and 2003 if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.


(millions, except per share)               13 Weeks Ended      39 Weeks Ended
                                          Oct. 30,  Nov. 1,   Oct. 30,  Nov. 1,
                                             2004     2003       2004     2003
Net earnings, as reported                  $    8    $  47     $  185   $    9
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                             2        1          4        2
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value-based method,
         net of tax                            (5)      (6)       (15)     (19)
Pro forma net earnings (loss)              $    5    $  42     $  174   $   (8)

Earnings (loss) per share:
  Basic - as reported (prospective)        $  .02    $ .15     $  .59   $ (.01)
  Basic - pro forma (retroactive)          $  .00    $ .13     $  .56   $ (.07)

  Diluted - as reported (prospective)      $  .02    $ .15     $  .59   $ (.01)
  Diluted - pro forma (retroactive)        $  .00    $ .13     $  .55   $ (.07)



Lease Obligations

The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $802 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.


Common Stock Repurchase Programs

In July 2004, the company suspended the $500 million common stock repurchase program that was announced in February 2004.


Shareowners Rights' Plan

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

Condensed consolidating balance sheets as of October 30, 2004, November 1, 2003, and January 31, 2004, the related condensed consolidating statements of earnings for the thirteen week and thirty-nine week periods ended October 30, 2004, and November 1, 2003, and the related condensed consolidating statements of cash flows for the thirty-nine week periods ended October 30, 2004, and November 1, 2003 are presented below.



                                    Condensed Consolidating Balance Sheet
                                          As of October 30, 2004
                                               (Unaudited)
(millions)
                                          Subsidiary   Other
                                Parent      Issuer  Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents     $     -     $    70      $    24      $      -       $   $94
  Accounts receivable, net            -       2,000           45           (33)        2,012
  Merchandise inventories             -       3,708          107             -         3,815
  Other current assets                -          87           35           (20)          102
     Total current assets             -       5,865          211           (53)        6,023

Property and equipment, at cost       -      10,232          302             -        10,534
Accumulated depreciation              -      (4,241)         (99)            -        (4,340)
  Property and equipment, net         -       5,991          203             -         6,194

Goodwill                              -       2,276          378             -         2,654
Intangible assets, net                -         441          164             -           605
Other assets                          -         134            9             -           143
Intercompany (payable)
  receivable                     (3,912)      3,368        3,769        (3,225)            -
Investment in subsidiaries        8,314           -            -        (8,314)            -
     Total assets               $ 4,402     $18,075      $ 4,734      $(11,592)      $15,619

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt               $     -     $ 1,050      $     -      $      -       $ 1,050
  Current maturities of
     long-term debt                   -          20            -             -            20
  Accounts payable                    -       1,725           101            2         1,828
  Accrued expenses                    -       1,047           126          (55)        1,118
  Income taxes payable                -          57            62            -           119
     Total current liabilities        -       3,899           289          (53)        4,135

Long-term debt                        -       5,785             1            -         5,786
Intercompany note payable             -       3,225             -       (3,225)            -
Deferred income taxes                 -         714            67            -           781
Other liabilities                     -       1,009             9         (503)          515
ESOP preference shares              217           -             -            -           217
Unearned compensation                 -           -             -            -             -
Shareowners' equity               4,185       3,443         4,368       (7,811)        4,185
Total liabilities and
      shareowners' equity       $ 4,402     $18,075      $  4,734     $(11,592)      $15,619


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                       Condensed Consolidating Statement of Earnings
                                       For the Thirteen Weeks Ended October 30, 2004
                                                       (Unaudited)
(millions)
                                              Subsidiary     Other
                                    Parent      Issuer   Subsidiaries   Eliminations   Consolidated
Net sales                          $     -     $ 3,321        $   576       $   (414)      $  3,483
Cost of sales:
  Recurring                              -       2,475            455           (410)         2,520
  Restructuring markdowns                -           -              -              -              -
Selling, general, and
  administrative expenses                -         758             82             (9)           831
Restructuring costs                      -           1              -              -              1
Interest expense (income), net:
  External                               -         118              -              -            118
  Intercompany                           -          73            (72)            (1)             -
Equity in earnings of subsidiaries      (8)          -              -              8              -
Earnings (loss) before income taxes      8        (104)           111             (2)            13
Provision (credit) for income taxes      -         (35)            40              -              5
Net earnings (loss)                $     8   $     (69)      $     71       $     (2)    $        8




                                       Condensed Consolidating Statement of Earnings
                                     For the Thirty-nine Weeks Ended October 30, 2004
                                                        (Unaudited)
(millions)
                                              Subsidiary   Other
                                    Parent      Issuer  Subsidiaries  Eliminations  Consolidated
Net sales                           $    -     $ 8,836      $  1,481       $  (915)      $ 9,402
Cost of sales:
  Recurring                              -       6,502         1,104          (901)        6,705
  Restructuring markdowns                -          11             -             -            11
Selling, general, and
  administrative expenses                -       1,868           265           (29)        2,104
Restructuring costs                      -          12             -             -            12
Interest expense (income), net:
  External                               -         276             -             -           276
  Intercompany                           -         215          (213)           (2)            -
Equity in earnings of subsidiaries    (185)          -             -           185             -
Earnings (loss) before income taxes    185         (48)          325          (168)          294
Provision (credit) for income taxes      -         (10)          119             -           109
Net earnings (loss)                 $  185      $  (38)     $    206       $  (168)      $   185


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                         Condensed Consolidating Statement of Cash Flows
                                         For the Thirty-nine Weeks Ended October 30, 2004
                                                            (Unaudited)
(millions)
                                               Subsidiary     Other
                                      Parent      Issuer  Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings (loss)                $   185     $   (38)      $   206       $  (168)      $   185
  Equity in earnings of subsidiaries    (185)          -             -           185             -
  Depreciation and other amortization      -         422            32             -           454
  Intangible asset amortization            -           2             4             -             6
  Decrease (increase) in
    working capital                       (4)       (178)           37             -          (145)
  Other, net                              77          27           (65)          (17)           22
Cash flows from operations                73         235           214             -           522

Investing activities:
  Net additions to property
    and equipment                          -        (326)          (63)            -          (389)
  Business combinations                    -      (3,258)           (5)            -        (3,263)

Cash flows used for
  investing activities                     -      (3,584)          (68)            -        (3,652)

Financing activities:
  Net short-term debt issuances            -       1,050             -             -         1,050
  Net long-term debt issuances             -       1,810             -             -         1,810
  Net issuances of common stock           16           7             -             -            23
  Dividend payments                     (224)          1             -             -          (223)
  Intercompany activity, net             135           -          (135)            -             -
Cash flow from (used for)
  financing activities                   (73)      2,868          (135)            -         2,660

Increase (decrease) in cash and
  cash equivalents                         -        (481)           11             -          (470)
Cash and cash equivalents,
  beginning of period                      -         551            13             -           564

Cash and cash equivalents,
  end of period                      $     -     $    70       $    24       $     -       $    94


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                   Condensed Consolidating Balance Sheet
                                           As of November 1, 2003
                                                 (Unaudited)

(millions)
		                           Subsidiary     Other
                               Parent      Issuer    Subsidiaries   Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $    52        $     13       $      -       $    65
  Accounts receivable, net           -      1,469              45            (36)        1,478
  Merchandise inventories            -      3,391              91              -         3,482
  Other current assets               -        104              24            (18)          110
    Total current assets             -      5,016             173            (54)        5,135

Property and equipment, at cost      -      9,078             226              -         9,304
Accumulated depreciation             -     (4,070)            (69)             -        (4,139)
  Property and equipment, net        -      5,008             157              -         5,165

Goodwill                             -      1,129             339              -         1,468
Intangible assets, net               -          5             165              -           170
Other assets                         -        119              10              -           129
Intercompany (payable)
  receivable                      (820)       317           3,728         (3,225)            -
Investment in subsidiaries       4,797          -               -         (4,797)            -
    Total assets              $  3,977    $11,594        $  4,572       $ (8,076)      $12,067

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   270        $      -       $      -       $   270
  Current maturities of
    long-term debt                   -        235               -              -           235
  Accounts payable                   -      1,306             101              -         1,407
  Accrued expenses                   -        944              97            (35)        1,006
  Income taxes payable               -          -              46            (18)           28
     Total current liabilities       -      2,755             244            (53)        2,946

Long-term debt                       -      3,801               1              -         3,802
Intercompany note payable            -      3,225               -         (3,225)            -
Deferred income taxes                -        766              65              -           831
Other liabilities                    -        991               9           (489)          511
ESOP preference shares             241          -               -              -           241
Unearned compensation              (91)       (91)              -             91           (91)
Shareowners' equity              3,827        147           4,253         (4,400)        3,827
Total liabilities and
      shareowners' equity     $  3,977    $11,594        $  4,572       $ (8,076)      $12,067


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


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                      Condensed Consolidating Statement of Cash Flows
                                     For the Thirty-nine Weeks Ended November 1, 2003
                                                        (Unaudited)
(millions)

                                              Subsidiary     Other
	                             Parent     Issuer    Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings (loss)              $    9    $  (236)       $    229     $       7       $     9
  Equity in earnings of subsidiaries   (9)         -               -             9             -
  Depreciation and other
    amortization                        -        398              22             -           420
Intangible asset amortization           -          1               5             -             6
Asset impairment                        -        317               -             -           317
(Increase) decrease in
  working capital                      (4)        36              33             -            65
Other, net                            150       (173)            (87)          (16)         (126)
Cash flows from operations            146        343             202             -           691

Investing activities:
  Net additions to property
    and equipment                       -       (406)            (41)            -          (447)
  Business combinations                 -          -             (33)            -           (33)
Cash flows used for
  investing activities                  -       (406)            (74)            -          (480)

Financing activities:
  Net short-term debt issuances         -        120               -             -           120
  Net long-term debt repayments         -        (52)            (25)            -           (77)
  Net issuances (purchases)
    of common stock                   (33)         9               -             -           (24)
  Dividend payments                  (221)         1               -             -          (220)
  Intercompany activity, net          108          -            (108)            -             -
Cash flows from (used for)
  financing activities               (146)        78            (133)            -          (201)

Increase (decrease) in cash and
  cash equivalents                      -         15              (5)            -            10
Cash and cash equivalents,
  beginning of period                   -         37              18             -            55

Cash and cash equivalents,
  end of period                    $    -   $     52       $      13     $       -       $    65


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


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The weakening sales trend that began in the 2004 second quarter continued throughout the 2004 third quarter, resulting in sales below our expectations. Continued improvements in inventory management led to higher merchandise margins. However, expenses as a percent of net sales increased due to the decreased sales leverage resulting from negative store-for-store sales. The expense structure at Marshall Field's and start-up integration expenses negatively impacted our overall third quarter results.

Third quarter 2004 net sales were $3.48 billion, a 17.0% increase from the 2003 third quarter net sales principally due to the Marshall Field's acquisition. Store-for-store sales decreased 3.4% for the quarter. The decrease in store-for-store sales is characterized by a decrease in the number of department store transactions partially offset by an increase in the average selling price per item. Although a number of merchandise categories continued to experience growth, this positive momentum was offset by mixed back-to-school results and continued difficulty in the home store.

Net earnings were $8 million, or $.02 per share, for the 2004 third quarter compared with net earnings of $47 million, or $.15 per share, for the 2003 third quarter. Third quarter 2004 net earnings include restructuring charges of $1 million and early debt redemption costs of $10 million, or $.02 per share. Third quarter 2003 net earnings included restructuring charges of $6 million, or $.01 per share.

The integration of Marshall Field's is proceeding on schedule. The Marshall Field's acquisition had a negative effect on third quarter earnings of $.06 per share, of which $.03 per share was start-up integration expenses.

Net sales increased 6.2% to $9.40 billion for the first nine months of 2004. Net earnings were $185 million, or $.59 per share, for the first nine months of 2004 compared to net earnings of $9 million, or a net loss of $.01 per share, for the first nine months of 2003. Net earnings for the first nine months of 2004 include restructuring charges of $23 million, or $.05 per share. Net earnings for the first nine months of 2003 included restructuring charges of $324 million, or $.70 per share, and a $31 million, or $.10 per share, tax credit.

During the third quarter 2004, we opened four department stores: a Foley's store in El Paso, Texas; a Hecht's store in Nashville, Tenn.; a Meier & Frank store in Portland, Ore.; and a Robinsons-May store in Rancho Cucamonga, Calif. To date, we have opened five department stores and acquired 62 Marshall
Field's stores in 2004. Three additional department store openings are planned for the fourth quarter 2004. Year-to-date, we have closed ten department stores we previously announced we would divest. Also, during the third quarter, our Bridal Group opened nine David's Bridal stores and six After Hours stores. The Bridal Group plans to open an additional 11 David's Bridal stores and seven After Hours stores by year-end. At the end of the third quarter, we operated 500 department stores, 229 David's Bridal stores, 458 After Hours Formalwear stores, and 11 Priscilla of Boston stores in 46 states, the District of Columbia, and Puerto Rico.

Results of Operations

Net Sales

Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both periods beginning the first day a new store has prior-year sales and exclude sales of stores closed during both periods. Net sales and related increases (decreases) were as follows (dollars in millions):

                                            Percent    Store-for-Store
                     2004        2003      Increase       Decrease

Third quarter       $3,483      $2,976       17.0%           (3.4)%
First nine months    9,402       8,849        6.2            (1.3)

The total net sales increase of $507 million for the 2004 third quarter was principally due to a $650 million increase in new store sales, including Marshall Field's, offset by an $88 million decrease in store-for-store sales and a $51 million decrease related to divested store sales. The total net sales increase of $553 million for the first nine months of 2004 was principally due to a $782 million increase in new store sales, including Marshall Field's, offset by a $67 million decrease in store-for-store sales and a $147 million decrease related to divested store sales.

The following table presents the statements of earnings as a percent of net sales.

                                      Third Quarter       First Nine Months
                                       2004    2003         2004     2003

Net sales                             100.0%   100.0%      100.0%   100.0%
Cost of sales:
  Recurring                            72.4     72.6        71.3     71.9
  Restructuring markdowns               0.0      0.0         0.1      0.0
Selling, general, and
  administrative expenses              23.8     22.1        22.4     22.1
Restructuring costs                     0.0      0.2         0.1      3.7
Interest expense, net                   3.4      2.6         3.0      2.7

Earnings (loss) before income taxes     0.4      2.5         3.1     (0.4)

Income taxes                           37.0*    37.0*       37.0*   126.8*

Net earnings                            0.2%     1.6%        2.0%     0.1%

* - Percent represents effective income tax rate.


Cost of Sales

Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. Restructuring markdowns are incurred to liquidate inventory as stores to be divested are closed.

For the thirteen weeks ended October 30, 2004, recurring cost of sales as a percent of net sales decreased by 0.2% principally because of an 0.8% decrease in the cost of merchandise, offset by a 0.5% increase in buying and occupancy costs related to the decline in store-for-store sales. For the thirty-nine weeks ended October 30, 2004, recurring cost of sales as a percent of net sales decreased by 0.6% principally because of a 0.9% decrease in the cost of merchandise. The lower merchandise costs were driven by a combination of improved mark-ups and improved markdowns.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) as a percent of net sales increased from 22.1% in the third quarter 2003 to 23.8% in the third quarter 2004. The increase was largely driven by decreased sales leverage resulting in a 1.1% increase in costs such as payroll, insurance, and advertising. The expense structure at Marshall Field's and start-up integration expenses negatively impacted SG&A by an additional 0.6% in the quarter. The increase in SG&A expenses as a percent of net sales from 22.1% in the first nine months of 2003 to 22.4% in the first nine months of 2004 was primarily due to the expense structure at Marshall Field's and start-up integration costs.


Business Combinations

Effective July 31, 2004, we completed our acquisition of the Marshall Field's department store group. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. We acquired substantially all of Marshall Field's operating assets, including stores, inventory, customer receivables, and distribution centers and assumed certain liabilities, including accounts payable and accrued expenses. We also acquired the real estate associated with nine Mervyn's store locations in the Twin Cities area. The Mervyn's portion of the transaction closed in the third quarter 2004. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand.

Marshall Field's results of operations have been included in our consolidated financial statements since acquisition. Our October 30, 2004 consolidated balance sheet includes the assets acquired and liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is based on preliminary estimates and is subject to final third-party valuations.


Restructuring Costs

In July 2003, we announced our intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $317 million, liquidation markdowns of $35 million, severance benefits of $23 million, and other charges of $5 million. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $351 million has been recognized to date. We recognized $1 million and $23 million in the third quarter and first nine months of 2004, respectively, and $6 million and $324 million was recognized in the third quarter and first nine months of 2003, respectively.

Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. Disposal gains or losses are recognized as each store is divested. Liquidation markdowns are incurred to liquidate inventory as stores to be divested are closed. The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of the 2004 third quarter, 19 stores have been closed. Severance benefits are recognized as each store is closed. Severance benefits of $10 million for approximately 1,600 associates and liquidation markdowns and other costs of $24 million have been incurred to date. Remaining amounts will be recognized as each store is divested.


Interest Expense

Components of net interest expense were (millions):

                                      Third Quarter    First Nine Months
                                      2004      2003     2004      2003

Interest expense                      $121      $ 82     $290      $252
Interest income                         (1)        -       (8)       (1)
Capitalized interest                    (2)       (4)      (6)      (13)
  Net interest expense                $118      $ 78     $276      $238

On July 20, 2004, we issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field's acquisition. The increase in interest expense in the 2004 third quarter and the first nine months of 2004 is due to the borrowings used to fund the Marshall Field's acquisition and debt redemption costs of $10 million.

Short-term borrowings were (dollars in millions):

                                       Third Quarter    First Nine Months
                                       2004      2003     2004      2003

  Average balance outstanding          $817      $137     $280      $236
  Average interest rate on
    average balance                     1.8%      1.3%     1.8%      1.3%


Income Taxes

The effective income tax rate for the first nine months of 2004 was 37.0%, compared with 126.8% for the first nine months of 2003. 2003 results included a $31 million tax credit recorded in the first quarter 2003 upon the resolution of various federal and state income tax issues. Excluding the $31 million tax credit, our estimated effective tax rate for the first nine months of 2003 was 37.0%. We do not expect the recently enacted tax legislation to have a significant effect on our effective income tax rate.


Trailing Years' Results

Operating results for the trailing years were as follows (millions, except per share):
                                               Oct. 30,      Nov. 1,
                                                  2004         2003

  Net sales                                  $  13,896     $ 13,222
  Net earnings                               $     610     $    396
  Diluted earnings per share                 $    1.97     $   1.25




Financial Condition


Cash Flows

Cash flows from operations were $522 million and $691 million in the first nine months of 2004 and 2003, respectively. The decrease in cash flows from operations is due to the reduced effect of non-cash items, partially offset by an increase in earnings.

Investing activities consisted primarily of the Marshall Field's acquisition, which was financed with a combination of short-term and long-term debt and cash on hand.


Liquidity and Available Credit

We finance our activities primarily with cash flows from operations, borrowings under credit facilities, and issuances of long-term debt.
We can borrow up to $1.4 billion under our multi-year credit agreement expiring in August 2009. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.

On August 1, 2004, we redeemed $200 million 8-3/8% debentures due in 2024. Early redemption costs of $10 million, or $.02 per share, were recorded in the 2004 third quarter.


Financial Ratios

Key financial ratios as of and for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 and as of and for the fifty-two weeks ended January 31, 2004 are as follows:

                                 Oct. 30,    Nov. 1,     Jan. 31,
                                    2004       2003         2004

Current Ratio                        1.5        1.7          1.9
Debt-Capitalization Ratio             59%        50%          46%
Fixed Charge Coverage                1.9x       0.8x         2.6x

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


Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Under certain circumstances, short-term debt may also be used to temporarily finance a portion of an acquisition, which may result in increased market risk from interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices are generally paid in local currency and are not material. During the first nine months of 2004, we entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of long-term debt related to the Marshall Field's acquisition. The results of the hedges did not have a material impact on our results of operations or financial position. We were not a party to any other derivative financial instruments during the first nine months of 2004 or 2003.


Item 4 - Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive
Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Other than described below, there have been no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date the controls were evaluated.

On July 31, 2004, we acquired the operating assets of the Marshall Field's department store group from Target Corporation. Target will continue to provide accounting and other systems support for Marshall Field's over a transition period not to exceed eight months while we migrate Marshall Field's to our information technology systems. During the 2004 third quarter, we converted proprietary credit operations and fixed asset accounting from Target to May systems and will convert to the May payroll system in the 2004 fourth quarter. The remaining accounting, merchant reporting, and store operating systems will convert in February and March 2005.

Target and its operating divisions generally operate under a common set of controls and information technology systems. During the transition period, Marshall Field's will be subject to the same financial reporting controls historically provided by Target. Target has not disclosed any material control weaknesses or material changes in its internal controls in previous public filings.



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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter 2004, the company did not repurchase any of its common stock.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits
                                                        Location

1.1  -  Purchase Agreement, dated July 13, 2004         Incorporated by
                                                        Reference to
                                                        Exhibit 1.1 to
                                                        Current Report on
                                                        Form 8-K, filed
                                                        July 21, 2004.

3.1 -  Amended and Restated Certificate of              Incorporated by
       Incorporation of May, dated May 22, 1996         Reference to
                                                        Exhibit 4(a) of
                                                        Post Effective
                                                        Amendment No. 1
                                                        to Form S-8, filed
                                                        May 29, 1996.

3.2 -  Certificate of Amendment of the Amended and      Incorporated by
       Restated Certificate of Incorporation, dated     Reference to
       May 21, 1999                                     Exhibit 3(b) of
                                                        Form 10-Q filed
                                                        June 8, 1999.

3.3  -  By-Laws of May                                  Incorporated by
                                                        Reference to
                                                        Exhibit 3.3 of
                                                        Form 10-Q filed
                                                        September 3, 2004.

4.1  -  Amended and Restated Rights Agreement, dated    Incorporated by
        as of August 31, 2004                           Reference to
                                                        Exhibit 4.1 to
                                                        Current Report on
                                                        Form 8-K, filed
                                                        September 3, 2004.

                                                        Location

4.2  -  Certificate of Designation, Preferences and     Incorporated by
        Rights of the Junior Participating Preference   Reference to
        Shares and ESOP Preference Shares               Exhibit 4.4 of
                                                        Form S-4 filed
                                                        June 7, 1996.

4.3  -  Indenture, dated as of July 20, 2004            Incorporated by
                                                        Reference to
                                                        Exhibit 4.1 to
                                                        Current Report on
                                                        Form 8-K, filed
                                                        July 21, 2004.

4.4  -  Indenture, dated as of June 17, 1996            Incorporated by
                                                        Reference to
                                                        Exhibit 4.1 of
                                                        Form S-3 filed
                                                        June 18, 1996.

4.5  -  Registration Rights Agreement,                  Incorporated by
        dated July 20, 2004                             Reference to
                                                        Exhibit 4.2 to
                                                        Current Report on
                                                        Form 8-K, filed
                                                        July 21, 2004.

10.1 -  1994 Stock Incentive Plan                       Incorporated by
                                                        Reference to
                                                        Exhibit 10.1 of
                                                        Form 10-Q filed
                                                        June 2, 2004.

10.2 -  Deferred Compensation Plan                      Incorporated by
                                                        Reference to
                                                        Exhibit 10.2 of
                                                        Form 10-Q filed
                                                        June 2, 2004.

10.3 -  Executive Incentive Compensation                Incorporated by
        Plan for Corporate Executives                   Reference to
                                                        the Definitive
                                                        Proxy Statement
                                                        for the 2004
                                                        Annual Meeting
                                                        of Shareowners.

10.4 -  Form of Employment Agreement                    Incorporated by
                                                        Reference to
                                                        Exhibit 10.4 of
                                                        Form 10-K filed
                                                        April 19, 2000.

10.5 -  Amended and Restated Five-Year Credit           Incorporated by
        Agreement, dated August 24, 2004                Reference to
                                                        Exhibit 10.1 to
                                                        Current Report on
                                                        Form 8-K filed
                                                        August 27, 2004.

                                                        Location
12   -  Computation of Ratio of Earnings                Filed herewith.
        to Fixed Charges

15   -  Letter Regarding Unaudited Interim              Filed herewith.
        Financial Information

31.1 -  Certification Pursuant to Exchange              Filed herewith.
        Act 13a-15(e) and 15d-15(e)

31.2 -  Certification Pursuant to Exchange              Filed herewith.
        Act 13a-15(e) and 15d-15(e)

32   -  Certification Pursuant to Section 906 of        Filed herewith.
        the Sarbanes-Oxley Act of 2002 (18 U.S.C.
        Section 1350, as adopted)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  November 30, 2004
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

                      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners of
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of October 30, 2004 and November 1, 2003, and the related condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, and of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003. These interim financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 29, 2004






                                                                                                  Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED JANUARY 31, 2004 AND FOR THE
                                THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003


(dollars in millions)

                                          39 Weeks Ended                  Fiscal Year Ended
                                        Oct. 30,   Nov. 1,   Jan. 31,  Feb. 1,   Feb. 2,   Feb. 3,  Jan. 29,
                                           2004      2003       2004     2003      2002      2001      2000
Earnings Available for Fixed Charges:
Pretax earnings (loss)                   $  294    $  (34)     $ 639   $  820    $1,139    $1,402    $1,523
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              315       276        367      405       411       406       346
Dividends on ESOP preference shares         (12)      (14)       (18)     (20)      (22)      (23)      (24)
Capitalized interest amortization             7         7         10        9         8         8         7
                                         $  604    $  235     $  998   $1,214    $1,536    $1,793    $1,852
Fixed Charges:
Gross interest expense (a)               $  292    $  260     $  345   $  392    $  401    $  395    $  340
Interest factor attributable to
  rent expense                               29        30         38       36        32        28        22
                                         $  321    $  290     $  383   $  428    $  433    $  423    $  362

Ratio of Earnings to Fixed Charges          1.9       0.8        2.6      2.8       3.5       4.2       5.1

(a)  Represents interest expense on long-term and short-term debt, ESOP debt, and amortization of debt discount and debt issue expense.


                                                                Exhibit 15

November 29, 2004

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, as indicated in our reports dated November 29, 2004 and December 4, 2003; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended October 30, 2004 and November 1, 2003, are incorporated by reference in Registration Statements Nos. 333-59792, 333-76227, 333-00957, 333-103352 and 333-111987 on Form S-8,
Registration Statements Nos. 333-42940 and 333-42940-01 on Form S-3, and Registration Statement No. 333-12007 on Form S-4.

We also are aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


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




Date:  November 30, 2004                      /s/ Eugene S. Kahn
                                                  Eugene S. Kahn
                                                  Chairman of the Board and
                                                  Chief Executive Officer

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




Date:  November 30, 2004                    /s/ Thomas D. Fingleton
                                                Thomas D. Fingleton
                                                Executive Vice President and
                                                Chief Financial Officer






                                                                Exhibit 32

                      CERTIFICATION PURSUANT TO SECTION 906 OF
          THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ending October 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eugene S. Kahn, Chairman of the Board and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

     1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 30, 2004


/s/Eugene S. Kahn                               /s/ Thomas D. Fingleton
   Eugene S. Kahn                                   Thomas D. Fingleton
   Chairman of the Board and                        Executive Vice President and
   Chief Executive Officer                          Chief Financial Officer