Form 10-K
period 2005-01-29
MAY DEPARTMENT STORES CO
filed 2005-03-25
CIK 63416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one) ☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 29, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                             to

Commission File Number 1-79

The May Department Stores Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1104396 (I.R.S. Employer Identification Number)

611 Olive Street, St. Louis, Missouri (Address of principal executive offices)	63101 (Zip Code)

Registrant’s telephone number, including area code: (314) 342-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.50 per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Aggregate market value of the registrant’s common stock held by non-affiliates as of March 1, 2005: $10,581,435,122

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 294,143,303 shares of common stock. $.50 par value, as of March 1, 2005.

Part I
Items 1 and 2. Business and Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for May’s Common Equity, Related Shareowner Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Items 10, 11, 13, 14. Directors and Executive Officers of May, Executive Compensation, Certain Relationships and Related Transactions, Principal Accounting Fees and Services
Item 12. Security Ownership of Certain Beneficial Owners and Management Equity Compensation Plan Information
Part IV
Item 15. Exhibits, Financial Statement Schedules
Signatures
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of May
Consent of Independent Registered Public Accounting Firm
302 Certification
302 Certification
906 Certification

2      The May Department Stores Company

Part I

Items 1 and 2. Business and Properties

The May Department Stores Company (“May”), a corporation organized under the laws of the State of Delaware in 1976, became the successor to The May Department Stores Company, a New York corporation (“May NY”) in a reincorporation from New York to Delaware pursuant to a statutory share exchange accomplished in 1996. As a result of the share exchange, May NY became a wholly-owned subsidiary of May. May NY was organized under the laws of the State of New York in 1910, as the successor to a business founded by David May, who opened his first store in Leadville, Colorado, in 1877.

     On February 28, 2005, May and Federated Department Stores, Inc. (“Federated”) announced that they have entered into a merger agreement. Pursuant to the agreement, each share of May will be converted into the right to receive $17.75 per share of cash and 0.3115 shares of Federated stock. In addition, Federated will assume approximately $6 billion of May debt.

     Completion of the merger is contingent on regulatory review and approval by the shareowners of both companies. The transaction is expected to close in the third quarter of 2005.

     Information required by this item is also included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Department Stores

May operates seven quality regional department store divisions nationwide under 12 long-standing and widely recognized trade names. Each department store division holds a leading market position in its region. Effective July 31, 2004, May acquired the Marshall Field’s department store group, which operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. At fiscal year-end 2004, May operated 491 department stores in 39 states and the District of Columbia. The department store divisions and the markets served are shown in the table below.

Store Company	Markets Served

Lord & Taylor	21 markets, including New York/New Jersey Metro; Chicago; Boston; Philadelphia Metro; Washington, D.C., Metro; and Detroit

Marshall Field’s	26 markets, including Chicago, Detroit, and Minneapolis

Filene’s and Kaufmann’s	40 markets, including Boston Metro, Pittsburgh, Cleveland, Southern Connecticut, Providence Metro, Hartford, Buffalo, Rochester, and Columbus

Robinsons-May and Meier & Frank	16 markets, including Los Angeles/Orange County, Riverside/San Bernardino, Phoenix, San Diego, Las Vegas, Portland/Vancouver Metro, and Salt Lake City

Hecht’s and Strawbridge’s	21 markets, including Washington, D.C., Metro; Philadelphia Metro; Baltimore; Norfolk; Nashville; Richmond; Charlotte; Greensboro; and Raleigh-Durham

Foley’s	22 markets, including Houston, Dallas/Fort Worth, Denver, San Antonio, Austin, and Oklahoma City

Famous-Barr, L.S. Ayres, and The Jones Store	23 markets, including St. Louis Metro, Kansas City Metro, and Indianapolis

     We plan to open eight department stores in 2005 in the following cities:

Kaufmann’s	Columbus, Ohio Pittsburgh, Pa.

Robinsons-May	El Centro, Calif. Simi Valley, Calif.

Hecht’s	N. Charlotte, N.C.

Foley’s	Dallas/Fort Worth, Texas San Antonio, Texas Loveland, Colo.

Bridal Group

David’s Bridal, Inc. is the nation’s largest retailer of bridal gowns and bridal-related merchandise and offers a variety of special occasion dresses and accessories. At fiscal year-end 2004, David’s Bridal operated 239 stores in 45 states and Puerto Rico.

     After Hours Formalwear, Inc. is the largest tuxedo rental and sales retailer in the United States. During 2003, After Hours acquired 225 stores, including 125 Gingiss Formalwear and Gary’s Tux Shop stores, 64 Desmonds Formalwear stores, and 25 Modern Tuxedo stores. At fiscal year-end 2004, After Hours operated 449 stores in 31 states.

     Priscilla of Boston, Inc. is one of the most highly recognized upscale bridal retailers in the United States. At fiscal year-end 2004, Priscilla of Boston operated 11 stores in nine states.

     We plan to open 18 David’s Bridal stores and 20 After Hours stores in 2005.

A. Associates

May employs approximately 70,000 full-time and 62,000 part-time associates in 46 states, the District of Columbia, Puerto Rico and 10 offices overseas.

B. Property Ownership

The following summarizes the property ownership of department stores and the Bridal Group at January 29, 2005:

			% of Gross
	Number of Stores*		Building Sq. Footage
	Department	Bridal	Department	Bridal
	Stores	Group	Stores	Group

Entirely or mostly owned	308	2	66%	1%
Entirely or mostly leased	118	697	23	99
Owned on leased land	65	—	11	0

	491	699	100%	100%

*Includes two department stores subject to financing.

The May Department Stores Company   3

C. Credit Sales

Sales at May’s stores are made for cash or credit, including May’s 30-day charge accounts and open-end credit plans for department store divisions, which include revolving charge accounts and revolving installment accounts. During the fiscal year ended January 29, 2005, 34.8% of net sales were made through May’s department store credit plans.

May National Bank of Ohio (“MBO”) is an indirectly wholly-owned and consolidated subsidiary of May. MBO extends credit to customers of May’s seven department store divisions. In 2003, May received approval from the Office of the Comptroller of the Currency and completed its merger of May National Bank of Arizona into MBO.

D. Competition in Retail Merchandising

May conducts its retail merchandising business under highly competitive conditions. Although May is one of the nation’s largest department store retailers, it has numerous competitors at the national and local level which compete with May’s individual department stores and the Bridal Group. Competitors include department stores, specialty, off-price, discount, Internet, and mail-order retailers. Competition is characterized by many factors including location, reputation, assortment, advertising, price, quality, service, and credit availability. May believes that it is in a strong competitive position with regard to each of these factors.

E. May Merchandising Company/May Department Stores International, Inc.

May Merchandising Company (“MMC”), an indirectly wholly-owned and consolidated subsidiary of May, identifies emerging fashion trends in both domestic brands and our exclusive proprietary brand merchandise. MMC works closely with our department store divisions and our merchandise vendors to communicate emerging fashion trends, to develop meaningful merchandise assortments and negotiate the best overall terms for delivery of merchandise in a timely manner to our stores.

     May Department Stores International, Inc. (“MDSI”), a wholly-owned and consolidated subsidiary of May, is primarily a design and sourcing company. MDSI owns all trade names and marks associated with proprietary brand merchandise and develops, designs, sources, imports, and distributes the proprietary brand merchandise bearing those trade names and marks for May. MDSI has approximately 40-50 private labels in use at the department store divisions and employs approximately 880 people worldwide. In addition to its corporate office in St. Louis, MDSI operates offices in New York City and 10 countries.

F. Executive Officers of May

The names and ages (as of March 25, 2005) of all executive officers of May, and the positions and offices held with May by each such person are as follows:

Name	Age	Positions and Offices
John L. Dunham	58	Chairman, President, and Chief Executive Officer
William P. McNamara	54	Vice Chairman
R. Dean Wolfe	60	Executive Vice President
Thomas D. Fingleton	57	Executive Vice President and Chief Financial Officer
Jay H. Levitt	47	Chief Executive Officer and President, May Merchandising Company and May Department Stores International
Alan E. Charlson	56	Senior Vice President and General Counsel
Martin M. Doerr	50	Senior Vice President
Lonny J. Jay	62	Senior Vice President
Jan R. Kniffen	56	Senior Vice President
Gregory A. Ott	45	Senior Vice President
Richard A. Brickson	57	Secretary and Senior Counsel
J. Per Brodin	43	Vice President

     Each of the above named executive officers shall remain in office until the annual meeting of directors following the next annual meeting of shareowners of May and until the officer’s successor shall have been elected and shall qualify. Messrs. Dunham and Wolfe are also directors of May.

     All of the executive officers have held their current position and have been an officer of May for at least the last five years, with the following exceptions:

•	Mr. Dunham served as chairman of May Merchandising Company from 1993 to 1996 when he became executive vice president and chief financial officer and an executive officer of May. He assumed the position of president in April 2001 and chairman and chief executive officer in January 2005.

•	Mr. Fingleton served as chairman of Hecht’s from 1991 to May 2000 when he became executive vice president and an executive officer of May. He assumed his current position in April 2001.

•	Mr. Levitt served as vice president and general merchandising manager of Robinsons-May from 1991 to 1999 when he was named president and chief executive officer. He became president of May Merchandising Company and May Department Stores International and an executive officer of May in July 2001. He assumed his current position in July 2002.

4     The May Department Stores Company

•	Mr. Charlson served as senior counsel for May from 1988 to 1998 when he became senior vice president and chief counsel and an executive officer of May. He assumed his current position in January 2001.

•	Mr. Ott served as a senior engagement manager with McKinsey & Company from 1987 to 1993 when he joined Macy’s West as senior vice president of planning and systems. In 2000, he joined Homewarehouse.com, an online home improvement site, as vice president of product management and marketing, until becoming president of See Change Services, a division of APL Logistics. He assumed his current position in October 2003.

•	Mr. Brodin was associated with a public accounting firm from 1989 to 2002. He served as director of May’s corporate accounting and reporting from March 2002 to June 2002 when he became vice president and an executive officer of May.

G. Web Site Access to Reports and Code of Ethics

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Investor Relations page on our internet Web site, www.mayco.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Item 3. Legal Proceedings

On February 28, 2005, Edward Decristofaro, an alleged May shareowner, filed a purported class action lawsuit on behalf of all May shareowners in the Circuit Court of St. Louis, Missouri, against May and the directors of May. The complaint generally alleges that the directors of May breached their fiduciary duties to May shareowners in approving the merger agreement with Federated Department Stores, Inc. and the merger consideration, including by not obtaining the highest possible price for May. The complaint generally seeks to preliminarily and permanently enjoin the merger, as well as other relief. May and the directors of May believe the allegations contained in the complaint are without merit and intend to contest the allegations vigorously.

     The company is involved in other claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company’s consolidated financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 13 weeks ended January 29, 2005.

Part II

Item 5. Market for May’s Common Equity, Related Shareowner Matters and Issuer Purchases of Equity Securities

Common Stock Dividends and Market Prices information included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

     In the fourth quarter 2004, the company did not repurchase any of its common stock.

The May Department Stores Company     5

Item 6. Selected Financial Data

Five-year Financial Summary

(dollars in millions, except per share and operating statistics)	2004		2003		2002		2001	2000

Operations
Net sales	$14,441		$13,343		$13,491		$13,883	$14,210
Total percent increase (decrease)	8.2%		(1.1)%		(2.8)%		(2.3)%	4.8%
Store-for-store percent increase (decrease)	(2.4)		(2.8)		(5.3)		(4.4)	0.0
Cost of sales	10,212	(2)	9,378	(3)	9,463	(4)	9,632	9,798
Selling, general, and administrative expenses	3,040	(2)	3,008	(3)	2,863	(4)	2,758	2,665
Interest expense, net	386		318		345		354	345
Earnings before income taxes	803	(2)	639	(3)	820	(4)	1,139	1,402
Provision for income taxes	279		205		278		436	544

Net earnings	524	(2)	434	(3)	542	(4)	703	858
Percent of net sales	3.6%		3.3%		4.0%		5.1%	6.0%
LIFO credit	$—		$—		$—		$(30)	$(29)

Per share
Basic earnings per share	$1.74	(2)	$1.44	(3)	$1.82	(4)	$2.31	$2.74
Diluted earnings per share	1.70	(2)	1.41	(3)	1.76	(4)	2.21	2.62
Dividends paid (1)	0.97		0.96		0.95		0.94	0.93
Book value	15.27		14.51		14.00		13.37	12.93
Market price – high	36.48		34.06		37.75		41.25	39.50
Market price – low	23.04		17.81		20.08		27.00	19.19
Market price – year-end close	33.40		32.90		20.50		36.07	37.30

Financial statistics
Return on equity	12.5	%(5)	10.7	% (5)	14.1	% (5)	18.2%	21.0%
Return on net assets	12.1	(6)	9.8	(6)	12.0	(6)	15.5	19.5

Operating statistics
Stores open at year-end:
Department stores (7)	491		444		443		439	427
Bridal Group (8)	699		680		425		400	123
Gross retail square footage (in millions):
Department stores (7)	90.8		77.5		76.5		75.3	72.0
Bridal Group (8)	3.2		2.9		2.2		1.9	1.3
Net sales per square foot (9)	$165		$167		$174		$185	$198

Cash flows and financial position
Cash flows from operations	$1,351		$1,675		$1,460		$1,644	$1,346
Depreciation and amortization	640		564		557		559	511
Capital expenditures	643		600		798		797	598
Dividends on common stock	281		277		273		278	286
Working capital	2,108		2,397		2,057		2,403	3,056
Long-term debt and preference stock	5,873		4,032		4,300		4,689	4,833
Shareowners’ equity	4,475		4,191		4,035		3,841	3,855
Total assets	15,163		12,122		12,030		11,964	11,574

Shares outstanding
Average basic shares outstanding	292.2		289.9		288.2		296.0	306.4
Average diluted shares outstanding and equivalents	308.0		307.0		307.9		317.6	327.7

All years included 52 weeks, except 2000, which included 53 weeks. Amounts for all years conform to the 2004 presentation.

(1)	The annual dividend was increased to $0.98 per share effective with the March 15, 2005, dividend payment.

(2)	Earnings include restructuring charges for divested stores of $48 million (pretax), or $0.11 per basic share and $0.10 per diluted share, which consist of $29 million as cost of sales and $19 million as selling, general, and administrative expenses.

(3)	Earnings include restructuring charges for divested stores of $328 million (pretax), or $0.71 per basic share and $0.67 per diluted share, which consist of $6 million as cost of sales and $322 million as selling, general, and administrative expenses.

(4)	Earnings include restructuring charges for division combinations of $114 million (pretax), or $0.26 per basic share and $0.24 per diluted share, which consist of $23 million as cost of sales and $91 million as selling, general, and administrative expenses.

(5)	Restructuring charges reduced return on equity by 0.7% in 2004, 5.1% in 2003, and 2.0% in 2002.

(6)	Restructuring charges reduced return on net assets by 0.5% in 2004, 3.3% in 2003, and 1.1% in 2002.

(7)	Marshall Field’s joined the company in 2004.

(8)	After Hours Formalwear and Priscilla of Boston joined the company in 2001. David’s Bridal joined the company in 2000.

(9)	Net sales per square foot is calculated from net sales and average gross retail square footage.

6  The May Department Stores Company

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Operating results for fiscal 2004 were not in line with our expectations. However, during the year, we made several key investments and implemented initiatives that will benefit future results. Among our significant 2004 achievements are:

•	Acquired Marshall Field’s department store group.

•	Generated $1.4 billion of operating cash flows. Our strong cash flow enables us to build new stores, remodel and expand existing stores, and reduce debt.

•	Invested in new stores and expanded or remodeled many existing stores.

•	Continued the repositioning of Lord & Taylor as an upscale fashion retailer.

•	Focused on key initiatives to improve future operating performance.

     In July 2004, we completed our acquisition of the Marshall Field’s department store group. Marshall Field’s is a traditional department store that emphasizes fashion leadership, quality merchandise, and superior service. Marshall Field’s operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. The Marshall Field’s acquisition gives us a leading position in those three large upper-Midwest markets. In addition, we anticipate that the addition of Marshall Field’s to our department store portfolio will improve our buying power, expand our distribution network, and produce economies of scale. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand.

     Our operating cash flow was $1.4 billion in 2004. May is committed to using our strong cash flow to reduce the debt associated with the Marshall Field’s acquisition. We expect to fully repay the short-term debt used to fund the acquisition by the end of 2005 and repay $1 billion of the long-term debt within five years.

     In 2004, we also opened eight department stores totaling 1.3 million square feet of retail space.

Filene’s		Meier & Frank
Dartmouth, Mass.	Dartmouth Mall	Portland, Ore.	The Streets at Tanasbourne

Foley’s		Robinsons-May
El Paso, Texas	Sunland Park Mall	Rancho Cucamonga,
Houston, Texas	Baybrook Mall	Calif.	Victoria Gardens

Hecht’s		The Jones Store
Wilmington, N.C.	Mayfaire Town Center	Kansas City, Kan.	Town Center Plaza
Nashville, Tenn.	The Mall at Green Hills

     We also remodeled 1.0 million square feet of retail space in 12 department stores in 2004, including the expansion of four stores by 214,000 square feet. At fiscal year-end, we operated 491 department stores in 39 states and the District of Columbia.

     In 2004, our Bridal Group opened 30 David’s Bridal stores and 16 After Hours Formalwear stores. At fiscal year-end, our Bridal Group operated 239 David’s Bridal stores in 45 states and Puerto Rico, 449 After Hours Formalwear stores in 31 states, and 11 Priscilla of Boston stores in nine states.

     Our planned capital expenditures for 2005 are approximately $640 million. This plan includes opening eight new department stores totaling 1.2 million square feet of retail space; remodeling or expanding 10 stores totaling 946,000 square feet of retail space; and the Bridal Group’s addition of 18 David’s Bridal stores and 20 After Hours stores, totaling 182,000 square feet of retail space.

     Lord & Taylor continues to make strides in its strategy to reposition itself as an upscale fashion retailer. Lord & Taylor is committed to offering better and more distinctive merchandise in response to customers’ desire for more prestige and luxury. We also have made solid progress in our plan to divest 32 underperforming Lord & Taylor stores. To date, we have closed 25 stores and continue active negotiations for the remaining seven stores.

     On February 28, 2005, May and Federated Department Stores, Inc. announced that they have entered into a merger agreement. Pursuant to the agreement, each share of May will be converted into the right to receive $17.75 per share of cash and 0.3115 shares of Federated stock. In addition, Federated will assume approximately $6 billion of May debt.

     Completion of the merger is contingent on regulatory review and approval by the shareowners of both companies. The transaction is expected to close in the third quarter of 2005.

(dollars In millions, except per share)	2004		2003		2002
	$	%	$	%	$	%

Net sales	$14,441	100.0%	$13,343	100.0%	$13,491	100.0%
Cost of sales:
Recurring	10,183	70.5	9,372	70.3	9,440	70.0
Restructuring markdowns	29	0.2	6	0.0	23	0.2
Selling, general, and administrative expenses	3,021	20.9	2,686	20.1	2,772	20.5
Restructuring costs	19	0.1	322	2.4	91	0.7
Interest expense, net	386	2.7	318	2.4	345	2.5

Earnings before income taxes	803	5.6	639	4.8	820	6.1
Provision for income taxes (1)	279	34.8	205	32.1	278	33.9

Net earnings	$524	3.6%	$434	3.3%	$542	4.0%

Earnings per share	$1.70		$1.41		$1.76

(1)	Percents represent effective income tax rates.

The May Department Stores Company     7

Results of Operations

Earnings per share were $1.70 in 2004, compared with $1.41 in 2003 and $1.76 in 2002. Net earnings totaled $524 million in 2004, compared with $434 million in 2003 and $542 million in 2002. In 2004, earnings include restructuring costs of $48 million, or $0.10 per share. Earnings include restructuring costs of $328 million, or $0.67 per share, in 2003 and $114 million, or $0.24 per share, in 2002. Marshall Field’s results of operations are included beginning August 1, 2004.

Net Sales Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both years beginning the first day a new store has prior-year sales and exclude sales of stores closed during both years. Net sales increases (decreases) for 2004 and 2003 were:

	2004		2003

		Store-		Store-
Quarter	Total	for-Store	Total	for-Store

First	3.1%	1.7%	(7.2)%	(8.6)%
Second	(1.5)	(2.2)	(1.0)	(2.9)
Third	17.0	(3.4)	(0.5)	(2.3)
Fourth	12.1	(5.2)	2.7	0.8

Year	8.2%	(2.4)%	(1.1)%	(2.8)%

     The 8.2% increase in total net sales from $13.3 billion in 2003 to $14.4 billion in 2004 was due primarily to a $1.6 billion increase from new store sales, including Marshall Field’s, offset by a $286 million decrease in store-for-store sales and a $206 million decrease related to divested store sales. The total net sales decrease in 2003 was primarily due to a $378 million decrease in store-for-store sales, offset by $284 million of new store sales.

     The 2004 decrease in store-for-store sales was characterized by a decrease in the number of department store transactions, partially offset by an increase in the average selling price per item. The 2003 decrease in store-for-store sales was characterized by a decrease in both the number of department store transactions and the average selling price per item. Overall, 2004 sales for women’s apparel, home furnishings, and furniture lagged, partially offset by stronger sales of fashion accessories and men’s apparel.

     Cost of Sales Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. In 2004 and 2003, restructuring markdowns were incurred to liquidate inventory as stores to be divested were closed. In 2002, restructuring markdowns were incurred to conform merchandise assortments and synchronize pricing and promotional strategies during the division combinations. Cost of sales and the related percent of net sales were:

	2004		2003		2002

(dollars in millions)	$	%	$	%	$	%

Recurring cost of sales	$10,183	70.5%	$9,372	70.3%	$9,440	70.0%
Restructuring markdowns	29	0.2	6	0.0	23	0.2

     Recurring cost of sales as a percent of net sales increased 0.2% in 2004. Like many companies in the retail industry, we recently reviewed our lease accounting policies. After completing this review, we concluded we should synchronize the assumptions used to calculate our straightline rent expense and to estimate useful lives for leased assets. Our 2004 fourth quarter results include a $42 million lease expense adjustment to synchronize these assumptions, of which $36 million represents cumulative prior-year corrections. Our prior calculation for determining lease and depreciation expense was not materially different from our annual expense using the new calculation. This adjustment plus other occupancy cost increases of 0.2% were partially offset by a 0.4% decrease in the cost of merchandise.

     Recurring cost of sales as a percent of net sales increased 0.3% in 2003, compared with 2002, because of a 0.3% increase in occupancy costs.

Selling, General, and Administrative Expenses Selling, general, and administrative expenses and the related percent of net sales were:

	2004		2003		2002

(dollars in millions)	$	%	$	%	$	%

Selling, general, and administrative expenses	$3,021	20.9%	$2,686	20.1%	$2,772	20.5%

     Selling, general, and administrative expenses as a percent of net sales increased 0.8% in 2004. The expense structure at Marshall Field’s and start-up integration costs accounted for 0.2% of the increase. The remaining 0.6% increase was primarily due to decreased sales leverage.

     The 0.4% decrease in selling, general, and administrative expenses as a percent of net sales in 2003 was due to a 0.3% decrease in payroll costs, a 0.3% decrease in net credit expense, and a 0.2% decrease in advertising costs, offset by a 0.4% increase in pension and other costs.

     Selling, general, and administrative expenses included advertising and sales promotion costs of $688 million, $628 million, and $669 million in 2004, 2003, and 2002, respectively. As a percent of net sales, advertising and sales promotion costs were 4.8% in 2004, 4.7% in 2003, and 4.9% in 2002. In 2004, we continued the shift in our media mix to increase the use of electronic media and reduce the use of print media, which began in 2003.

     Finance charge revenues are included as a reduction of selling, general, and administrative expenses. Finance charge revenues were $285 million in 2004, $244 million in 2003, and $261 million in 2002.

Business Combinations Effective July 31, 2004, we acquired the Marshall Field’s department store group for $3.2 billion, plus transaction fees. Marshall Field’s operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. We acquired substantially all of Marshall Field’s operating assets, including stores, inventory, customer receivables, and distribution centers, and assumed certain liabilities, including accounts payable and accrued expenses. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. We also acquired nine Mervyn’s store locations in the Twin Cities area, six of which have been disposed. Marshall Field’s results of operations have been included in our consolidated financial statements since acquisition.

8     The May Department Stores Company

Division Net Sales, Net Sales per Square Foot, and Retail Square Footage

					Gross Retail
	Net Sales in		Net Sales per		Square Footage in
	Millions of Dollars		Square Foot		Thousands				Number of Stores

								New/
Store Company: Headquarters	2004	2003	2004	2003	2004	2003	2004	Acquired	Closed	2003

Lord & Taylor: New York City	$1,566	$1,823	$163	$163	8,375	10,475	61	—	17	78
Marshall Field’s: Minneapolis (1)	1,375	—	181	—	15,152	—	62	62	—	—
Filene’s, Kaufmann’s: Boston	2,954	3,020	170	178	17,416	17,221	101	1	1	101
Robinsons-May, Meier & Frank: Los Angeles	2,481	2,446	175	176	14,406	14,066	75	2	—	73
Hecht’s, Strawbridge’s: Washington, D.C.	2,351	2,363	162	166	14,465	14,380	81	1	—	80
Foley’s: Houston	1,940	1,977	144	149	13,475	13,461	69	1	1	69
Famous-Barr, L.S. Ayres, The Jones Store: St. Louis	1,070	1,106	138	141	7,532	7,882	42	1	2	43

Total Department Stores	$13,737	$12,735	$163	$164	90,821	77,485	491	68	21	444
Bridal Group: Philadelphia	704	608	235	250	3,173	2,861	699	47	28	680

The May Department Stores Company	$14,441	$13,343	$165	$167	93,994	80,346	1,190	115	49	1,124

(1)	Marshall Field’s reflects net sales beginning August 1, 2004.

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

Restructuring Charges In July 2003, we announced our intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $330 million, inventory liquidation markdowns of $45 million, and severance benefits of $20 million. Other charges are offset by net gains on the disposal of property. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million in expected total charges, $48 million was recognized in 2004, of which $29 million was included in cost of sales, and $328 million was recognized in 2003, of which $6 million was included in cost of sales. The remaining costs are expected to be recognized in 2005 and 2006.

     Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. Disposal gains or losses are recognized as each store is divested. Inventory liquidation markdowns are incurred to liquidate inventory as stores to be divested are closed. The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of fiscal 2004, 27 stores have been closed. Severance benefits are recognized as each store is closed. Severance benefits of $16 million for approximately 2,100 associates and inventory liquidation markdowns and other costs of $31 million have been incurred to date. Remaining amounts will be recognized as each store is divested.

     In 2002, we recorded restructuring charges of $102 million for the Filene’s/Kaufmann’s and Robinsons-May/Meier & Frank division combinations and $12 million for the closure of the Arizona Credit Center and realignment of the company’s data centers. Of the $114 million in total charges, $23 million was included as cost of sales. Severance and relocation benefits were given to approximately 2,000 associates.

Interest Expense Components of net interest expense were:

(dollars in millions)	2004	2003	2002

Interest expense	$401	$337	$378
Interest income	(8)	(3)	(10)
Capitalized interest	(7)	(16)	(23)

Net interest expense	$386	$318	$345

Percent of net sales	2.7%	2.4%	2.5%

     On July 20, 2004, we issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field’s acquisition.

     The increase in interest expense in 2004 was due primarily to higher long-term borrowings as a result of new debt and a $10 million increase in early debt redemption costs. The decrease in interest expense in 2003 was due primarily to lower long-term borrowings and a $10 million decrease in early debt redemption costs, partially offset by a $7 million decrease in capitalized interest.

The May Department Stores Company     9

Short-term borrowings were:

(dollars in millions)	2004	2003	2002

Average balance outstanding	$428	$226	$235
Average interest rate on average balance	2.0%	1.3%	1.7%

Income Taxes The effective income tax rate for 2004 was 34.8%, compared with 32.1% in 2003 and 33.9% in 2002. The 2004, 2003, and 2002 effective tax rates included the effect of provision reductions recorded on the resolution of various federal and state income tax issues: $18 million in 2004, $31 million in 2003, and $25 million in 2002. We do not expect the recently enacted tax legislation to have a significant effect on our effective tax rate.

Impact of Inflation Inflation did not have a material impact on our 2004, 2003, or 2002 net sales or earnings. We value inventory principally on a LIFO basis, and as a result, the current cost of merchandise is reflected in current operating results.

Financial Condition

Return on Equity Return on equity is our principal measure for evaluating our performance for shareowners and our ability to invest shareowners’ funds profitably. Return on beginning equity was 12.5% in 2004, compared with 10.7% in 2003 and 14.1% in 2002. Restructuring charges reduced return on equity by 0.7% in 2004, 5.1% in 2003, and 2.0% in 2002.

Return on Net Assets Return on net assets measures performance independent of capital structure. Return on net assets is pretax earnings before net interest expense and the interest component of operating leases, divided by beginning-of-year net assets (including present value of operating leases). Return on net assets was 12.1% in 2004, compared with 9.8% in 2003 and 12.0% in 2002. Restructuring charges reduced return on net assets by 0.5% in 2004, 3.3% in 2003, and 1.1% in 2002.

Cash Flows Cash flows from operations were $1.4 billion in 2004, compared with $1.7 billion in 2003 and $1.5 billion in 2002. The decrease in cash flows from operations in 2004 was due primarily to an increase in cash paid for income taxes and the effect of accounts receivable and accounts payable balance changes. The increase in cash flows from operations in 2003 was due primarily to a decrease in cash paid for income taxes and the effect of inventory and accounts payable balance changes.

     Sources (uses) of cash flows were:

(in millions)	2004	2003	2002

Net earnings	$524	$434	$542
Depreciation and amortization	640	564	557
Store divestiture asset impairments	12	317	—
Working capital decreases	23	442	211
Other operating activities	152	(82)	150

Cash flows from operations	1,351	1,675	1,460

Capital expenditures	(643)	(600)	(798)
Proceeds from dispositions of property and equipment	116	51	8
Business combinations	(3,242)	(70)	—

Cash flows used for investing activities	(3,769)	(619)	(790)

Net short-term debt issuances (repayments)	368	(150)	72
Net long-term debt issuances (repayments)	1,802	(78)	(434)
Net issuances (purchases) of common stock	43	(26)	(14)
Dividend payments	(297)	(293)	(291)

Cash flows from (used for) financing activities	1,916	(547)	(667)

Increase (decrease) in cash and cash equivalents	$(502)	$509	$3

See “Consolidated Statements of Cash Flows” on page 16.

Investing Activities In 2004, investing activities consisted primarily of the Marshall Field’s acquisition, which was financed with a combination of short-term and long-term debt and cash on hand. In 2003, business combinations included the purchase of certain assets of Gingiss Formalwear, Desmonds Formalwear, and Modern Tuxedo.

Capital expenditures were made primarily for new stores, remodels, and expansions. The operating measures we emphasize when we invest in new stores and remodel or expand existing stores include return on net assets, internal rate of return, and net sales per square foot.

Liquidity and Available Credit We finance our activities primarily with cash flows from operations, borrowings under credit facilities, and issuances of long-term debt. We can borrow up to $1.4 billion under an unsecured multi-year credit agreement expiring August 24, 2009. This credit agreement supports our commercial paper borrowings. Financial covenants under the credit agreement include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. We also maintain a $30 million credit facility with a group of minority-owned banks. In addition, we have filed a shelf registration statement with the Securities and Exchange Commission that enables us to issue up to $525 million of debt securities.

     On July 20, 2004, we issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field’s acquisition.

     Annual maturities of long-term debt, including sinking fund requirements and capital lease obligations, are $145 million, $119 million, $651 million, $169 million, and $625 million for 2005 through 2009. These maturities include $400 million in 2007 and $600 million in 2009 related to the debt incurred to acquire Marshall Field’s. Maturities of long-term debt

10     The May Department Stores Company

are scheduled over the next 32 years, with the largest single-year principal repayment being $651 million in 2007. Interest payments on long-term debt are typically paid on a semi-annual basis.

     In the second quarter of 2004, we announced the suspension of our $500 million special share repurchase program and the suspension of our common stock repurchase program used to repurchase shares issued through our employee benefit plans.

     On August 1, 2004, we redeemed $200 million 8.375% debentures due in 2024, resulting in early debt redemption costs of $10 million, or $0.02 per share.

Off-balance-sheet Financing We do not sell or securitize customer accounts receivable. We have not entered into off-balance-sheet financing or other arrangements with any special-purpose entity. Our existing operating leases do not contain any significant termination payments if lease options are not exercised. The present value of operating leases (minimum rents), including option periods where failure to exercise would result in an economic penalty, was $844 million as of January 29, 2005.

Financial Ratios In previous years, our debt-to-capitalization and fixed-charge coverage ratios have been consistent with our capital structure objective. Although the financing of the Marshall Field’s acquisition negatively impacted our financial ratios, we expect to restore our debt-to-capitalization ratio to historical levels by the end of 2006. Our capital structure provides us with financial and operational flexibility.

     Our debt-to-capitalization ratios were 55%, 46%, and 48% for 2004, 2003, and 2002, respectively. For purposes of the debt-to-capitalization ratio, we define total debt as short-term and long-term debt (including the Employee Stock Ownership Plan [ESOP] debt reduced by unearned compensation) and the capitalized value of all leases, including operating leases. We define capitalization as total debt, noncurrent deferred taxes, ESOP preference shares, and shareowners’ equity. See “Profit Sharing” on page 20 for discussion of the ESOP.

     Our fixed-charge coverage ratios were 2.8x in 2004, 2.6x in 2003, and 2.8x in 2002. Restructuring charges reduced the fixed-charge coverage ratio by 0.1x in 2004, 0.9x in 2003, and 0.3x in 2002.

Employee Stock Options Effective February 2, 2003, we began expensing the fair value of all stock-based compensation granted after February 2, 2003. We adopted the fair value method prospectively. The expense associated with stock options was $9 million, or $0.02 per share, and $3 million, or $0.01 per share, in 2004 and 2003, respectively.

Common Stock Dividends and Market Prices Our dividend policy is based on earnings growth and capital investment requirements. We increased the annual dividend by $0.01 to $0.98 per share effective with the March 2005 dividend. This is our 30th consecutive annual dividend increase. We have paid consecutive quarterly dividends since 1911.

     The quarterly price ranges of the common stock and dividends per share in 2004 and 2003 were:

	2004			2003

	Market Price		Dividends	Market Price		Dividends
Quarter	High	Low	per share	High	Low	per share

First	$36.48	$29.84	$0.2425	$21.72	$17.81	$0.24
Second	30.80	24.62	0.2425	25.34	20.02	0.24
Third	26.79	23.04	0.2425	28.20	23.70	0.24
Fourth	36.45	25.63	0.2425	34.06	26.37	0.24

Year	$36.48	$23.04	$0.9700	$34.06	$17.81	$0.96

The approximate number of common shareowners as of March 1, 2005, was 37,000.

Contractual Obligations The following table summarizes our contractual cash obligations as of January 29, 2005:

		Less			More
		than 1	2-3	4-5	than 5
(in millions)	Total	Year	Years	Years	Years

Long-term debt:
Principal	$5,746	$142	$763	$780	$4,061
Interest	5,604	402	755	668	3,779
Capital lease obligations:
Principal	61	3	7	14	37
Interest	41	5	10	10	16
Operating lease obligations	1,524	123	226	197	978

Total	$12,976	$675	$1,761	$1,669	$8,871

     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

     In 2005, we expect to make a cash contribution of approximately $100 million to the qualified pension plan and cash payments of $18 million for the nonqualified pension plan. Funding projections beyond 2005 for the qualified pension plan and all other retirement, profit sharing, and other associate benefit plans are not included in this table of contractual obligations because they are not reasonably estimable.

Critical Accounting Policies

Accounts Receivable Allowance In 2004, approximately 35% of our net sales were made under our department store credit programs, which resulted in customer accounts receivable balances of approximately $2.2 billion at January 29, 2005. We have significant experience in managing our credit programs. Our allowance for doubtful accounts is based upon a number of factors including account write-off experience, account aging, and year-end balances. We do not expect actual experience to vary significantly from our estimate.

Retail Inventory Method Under the retail inventory method, we record markdowns to value merchandise inventories at net realizable value. We closely monitor actual and forecasted sales trends, current inventory levels, and aging information by merchandise categories. If forecasted sales are not achieved, additional markdowns may be needed in future periods to clear excess or slow-moving merchandise, which could result in lower gross margins.

The May Department Stores Company     11

Asset Impairments When a store experiences unfavorable operating performance, we evaluate whether an impairment charge should be recorded. A store’s assets are evaluated for impairment by comparing its estimated undiscounted cash flows with its carrying value. If the cash flows are not sufficient to recover the carrying value, the assets are written down to fair value. In 2003, we recorded an asset impairment loss of $317 million because of the planned divestiture of 34 department stores. In 2004, an additional $12 million of asset impairments was recognized related to the planned store divestitures. Prior to 2003, impairment losses associated with these reviews were not significant. In addition, we complete our annual goodwill and other intangible asset impairment tests in the fourth quarter of each year. No significant intangible asset impairments were identified in 2004, 2003, or 2002. In the future, if store-for-store sales continue to decline and general economic conditions are negative, impairment losses could be significant.

Self-insurance Reserves We self-insure a portion of the exposure for costs related primarily to workers’ compensation, general liability, and medical insurance. Expenses are recorded based on actuarial estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation, and other actuarial assumptions. Although we do not expect the amount we will ultimately pay to differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and our assumptions.

Pension Plans We use various assumptions and estimates to measure the expense and funded status of our pension plans. Those assumptions and estimates include discount rates, rates of return on plan assets, rates of future compensation increases, employee turnover rates, and anticipated mortality rates. The use of different assumptions and estimates in our pension plans could result in a significantly different funded status and plan expense. Based on current estimates and assumptions, we believe our 2005 pension expense will be approximately $126 million.

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123 (revised 2004) is effective as of the first quarter that begins after June 15, 2005, with early adoption permitted.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk arises primarily from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs, resulting in minimal exposure to interest rate fluctuations. Under certain circumstances, short-term debt is also used to temporarily finance a portion of an acquisition, such as the Marshall Field’s acquisition in 2004, which may result in increased market risk from interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices are generally paid in local currency and are not material. In 2004, we entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of long-term debt. The results of the hedges did not have a material impact on our results of operations or financial position. We were not a party to any other derivative financial instruments during 2004, 2003, and 2002.

Forward-looking Statements

Management’s Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management’s judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include but are not limited to competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates, our ability to manage the business to minimize the disruption of sales and customer service as a result of restructuring activities, and those risks generally associated with the integration of Marshall Field’s with May. Additional factors related to the proposed business combination of May and Federated include the ability to obtain governmental approvals of the transaction on the proposed terms and schedule, the failure of May and Federated shareowners to approve the transaction, the risk that the businesses will not be integrated successfully, and the disruption from the transaction making it more difficult to maintain relationships with customers, employees, or suppliers. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Quantitative and Qualitative Disclosures About Market Risk in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

12     The May Department Stores Company

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of The May Department Stores Company

We have audited the accompanying consolidated balance sheets of The May Department Stores Company and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004 and the related consolidated statements of earnings, shareowners’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 23, 2005

Report of Management

Management is responsible for the preparation, integrity, and objectivity of the financial information included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts. Although the financial statements reflect all available information and management’s judgment and estimates of current conditions and circumstances, prepared with the assistance of specialists within and outside the company, actual results could differ from those estimates.

     Management is responsible for establishing and maintaining internal controls over financial reporting to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that the accounting records provide a reliable basis for the financial information included in this annual report, and that such financial information is presented fairly in conformity with generally accepted accounting principles and is not misstated due to material fraud or error. Internal controls over financial reporting include the careful selection of associates, the proper segregation of duties, and the communication and application of formal polices and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is a comprehensive internal audit program. Management continually reviews, modifies, and improves its internal controls in response to changes in business conditions and operations, and in response to recommendations in the reports prepared by the independent public accountants and internal auditors. Management evaluated the internal controls over financial reporting using the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework and believes it is designed and operating effectively as of January 29, 2005, and provides a reasonable basis for the financial information included in this annual report. In July 2004, the company acquired substantially all the operating assets of the Marshall Field’s department store group. As permitted under Section 404 of the Sarbanes-Oxley Act, the company excluded Marshall Field’s from the scope of the internal control evaluation. Marshall Field’s represented 10% of the company’s consolidated net sales and 24% of the company’s consolidated assets as of and for the year ended January 29, 2005. The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, contained herein, on management’s assessment of internal controls over financial reporting.

     Management believes that it is essential for the company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. These standards are described in the company’s policies on business conduct, which are publicized throughout the company.

The May Department Stores Company     13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of The May Department Stores Company

We have audited management’s assessment, included in the accompanying Report of Management, that The May Department Stores Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Report of Management, management excluded from their assessment the internal control over financial reporting at its Marshall Field’s division, which was acquired on July 31, 2004, and whose financial statements reflect total assets and net sales constituting 24 and 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 29, 2005. Accordingly, our audit did not include the internal control over financial reporting at the Marshall Field’s division. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 29, 2005, of the Company and our report dated March 23, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.

     We do not express an opinion or any other form of assurance on the first and third paragraphs in the Report of Management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 23, 2005

14    The May Department Stores Company

Consolidated Statements of Earnings

(in millions, except per share)	2004	2003	2002

Net sales	$14,441	$13,343	$13,491
Cost of sales:
Recurring	10,183	9,372	9,440
Restructuring markdowns	29	6	23
Selling, general, and administrative expenses	3,021	2,686	2,772
Restructuring costs	19	322	91
Interest expense, net	386	318	345

Earnings before income taxes	803	639	820
Provision for income taxes	279	205	278

Net earnings	$524	$434	$542

Basic earnings per share	$1.74	$1.44	$1.82

Diluted earnings per share	$1.70	$1.41	$1.76

See Notes to Consolidated Financial Statements.

The May Department Stores Company   15

Consolidated Balance Sheets

	January 29,	January 31,
(in millions, except per share)	2005	2004

Assets
Current assets:
Cash	$22	$20
Cash equivalents	40	544
Accounts receivable, net of allowance for doubtful accounts of $82 and $72	2,294	1,788
Merchandise inventories	3,092	2,728
Other current assets	129	88

Total current assets	5,577	5,168

Property and equipment:
Land	382	351
Buildings and improvements	4,721	4,648
Furniture, fixtures, equipment, and other	5,006	4,047
Property under capital leases	69	57

Total property and equipment	10,178	9,103
Accumulated depreciation	(3,988)	(3,954)

Property and equipment, net	6,190	5,149

Goodwill	2,634	1,504
Intangible assets, net of accumulated amortization of $34 and $27	602	168
Other assets	160	133

Total assets	$15,163	$12,122

Liabilities and shareowners’ equity
Current liabilities:
Short-term debt	$368	$—
Current maturities of long-term debt	145	239
Accounts payable	1,529	1,191
Accrued expenses	1,269	1,016
Income taxes payable	158	325

Total current liabilities	3,469	2,771

Long-term debt	5,662	3,797
Deferred income taxes	818	712
Other liabilities	528	507

ESOP preference shares	211	235
Unearned compensation	—	(91)

Shareowners’ equity:
Common stock	146	144
Additional paid-in capital	97	16
Retained earnings	4,325	4,098
Accumulated other comprehensive loss	(93)	(67)

Total shareowners’ equity	4,475	4,191

Total liabilities and shareowners’ equity	$15,163	$12,122

Common stock has a par value of $0.50 per share; 1 billion shares are authorized. At January 29, 2005, 320.5 million shares were issued, with 293.1 million shares outstanding and 27.4 million shares held in treasury. At January 31, 2004, 320.5 million shares were issued, with 288.8 million shares outstanding and 31.7 million shares held in treasury.

ESOP preference shares have a par value of $0.50 per share and a stated value of $507 per share; 800,000 shares are authorized. At January 29, 2005, 415,451 shares (convertible into 14.0 million shares of common stock) were issued and outstanding. At January 31, 2004, 462,846 shares (convertible into 15.6 million shares of common stock) were issued and outstanding.

See Notes to Consolidated Financial Statements.

16   The May Department Stores Company

Consolidated Statements of Cash Flows

(in millions)	2004	2003	2002

Operating activities
Net earnings	$524	$434	$542
Adjustments for noncash items included in earnings:
Depreciation	627	553	543
Intangible and other amortization	13	11	14
Store divestiture asset impairments	12	317	—
Deferred income taxes	136	(64)	34
Working capital changes:
Accounts receivable, net	69	23	178
Merchandise inventories	20	124	20
Other current assets	5	—	24
Accounts payable	94	90	79
Accrued expenses	(44)	20	(82)
Income taxes payable	(121)	185	(8)
Other assets and liabilities, net	16	(18)	116

Cash flows from operations	1,351	1,675	1,460

Investing activities
Capital expenditures	(643)	(600)	(798)
Proceeds from dispositions of property and equipment	116	51	8
Business combinations	(3,242)	(70)	—

Cash flows used for investing activities	(3,769)	(619)	(790)

Financing activities
Net issuances (repayments) of short-term debt	368	(150)	72
Issuances of long-term debt	2,156	—	—
Repayments of long-term debt	(354)	(78)	(434)
Purchases of common stock	(21)	(52)	(45)
Issuances of common stock	64	26	31
Dividend payments	(297)	(293)	(291)

Cash flows from (used for) financing activities	1,916	(547)	(667)

Increase (decrease) in cash and cash equivalents	(502)	509	3
Cash and cash equivalents, beginning of year	564	55	52

Cash and cash equivalents, end of year	$62	$564	$55

Cash paid during the year:
Interest	$399	$329	$369
Income taxes	247	80	217

See Notes to Consolidated Financial Statements.

The May Department Stores Company   17

Consolidated Statements of Shareowners’ Equity

					Accumulated
			Additional		Other	Total
(dollars in millions,	Outstanding Common Stock		Paid-in	Retained	Comprehensive	Shareowners’
except per share; shares in thousands)	Shares	$	Capital	Earnings	Income (Loss)	Equity

Balance at February 2, 2002	287,173	$144	$—	$3,709	$(12)	$3,841
Net earnings	—	—	—	542	—	542
Minimum pension liability, net of tax of $41	—	—	—	—	(63)	(63)
Comprehensive earnings						479
Dividends paid:
Common stock ($0.95 per share)	—	—	—	(273)	—	(273)
ESOP preference shares, net of tax benefit	—	—	—	(18)	—	(18)
Common stock issued	2,723	1	51	—	—	52
Common stock purchased	(1,645)	(1)	(42)	(3)	—	(46)

Balance at February 1, 2003	288,251	144	9	3,957	(75)	4,035
Net earnings	—	—	—	434	—	434
Minimum pension liability, net of tax of $2	—	—	—	—	(3)	(3)
Unrealized gains on marketable securities, net of tax of $7	—	—	—	—	11	11
Comprehensive earnings						442
Dividends paid:
Common stock ($0.96 per share)	—	—	—	(277)	—	(277)
ESOP preference shares, net of tax benefit	—	—	—	(16)	—	(16)
Common stock issued	2,631	1	58	—	—	59
Common stock purchased	(2,091)	(1)	(51)	—	—	(52)

Balance at January 31, 2004	288,791	144	16	4,098	(67)	4,191
Net earnings	—	—	—	524	—	524
Minimum pension liability, net of tax of $6	—	—	—	—	(9)	(9)
Unamortized loss on interest rate hedge, net of tax of $11	—	—	—	—	(16)	(16)
Unrealized loss on marketable securities, net of tax of $0	—	—	—	—	(1)	(1)
Comprehensive earnings						498
Dividends paid:
Common stock ($0.97 per share)	—	—	—	(282)	—	(282)
ESOP preference shares, net of tax benefit	—	—	—	(15)	—	(15)
Common stock issued	4,883	2	102	—	—	104
Common stock purchased	(600)	—	(21)	—	—	(21)

Balance at January 29, 2005	293,074	$146	$97	$4,325	$(93)	$4,475

Treasury Shares
(in thousands)	2004	2003	2002

Balance, beginning of year	31,664	32,204	183,282
Common stock issued:
Exercise of stock options	(2,310)	(484)	(935)
Deferred compensation plan	(232)	(281)	(151)
Restricted stock grants, net of forfeitures	(740)	153	(236)
Conversion of ESOP preference shares	(1,601)	(2,019)	(1,401)

	(4,883)	(2,631)	(2,723)
Common stock purchased	600	2,091	1,645
Common stock retired	—	—	(150,000)

Balance, end of year	27,381	31,664	32,204

Outstanding common stock excludes shares held in treasury.
See Notes to Consolidated Financial Statements.

18   The May Department Stores Company

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Fiscal Year The company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2004, 2003, and 2002 ended on January 29, 2005, January 31, 2004, and February 1, 2003, respectively. References to years in this annual report relate to fiscal years or year-ends rather than calendar years.

Basis of Reporting The consolidated financial statements include the accounts of The May Department Stores Company (May or the company), a Delaware corporation, and all subsidiaries. All intercompany transactions are eliminated. The company operates as one reportable segment. The company’s 491 quality department stores are operated by seven regional department store divisions across the United States under 12 long-standing and widely recognized trade names. The company aggregates its seven department store divisions into a single reportable segment because they have similar economic and operating characteristics. In addition, the Bridal Group operates 239 David’s Bridal stores, 449 After Hours Formalwear stores, and 11 Priscilla of Boston stores.

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

Cost of Sales Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. In 2004 and 2003, restructuring markdowns were incurred to liquidate inventory as stores to be divested were closed. In 2002, restructuring markdowns were incurred to conform merchandise assortments and synchronize pricing and promotional strategies during the division combinations.

Vendor Allowances The company has arrangements with some vendors under which it receives cash or allowances when merchandise does not achieve anticipated rates of sale. The amounts recorded for these arrangements are recognized as reductions of cost of sales.

Preopening Expenses Preopening expenses of new stores are expensed as incurred.

Advertising Costs Advertising and sales promotion costs are expensed at the time the advertising occurs. These costs are net of cooperative advertising reimbursements and are included in selling, general, and administrative expenses. Advertising and sales promotion costs were $688 million, $628 million, and $669 million in 2004, 2003, and 2002, respectively.

Finance Charge Revenues Finance charge revenues are recognized in accordance with the contractual provisions of customer agreements and are included as a reduction of selling, general, and administrative expenses. Finance charge revenues were $285 million, $244 million, and $261 million in 2004, 2003, and 2002, respectively.

Income Taxes Income taxes are accounted for using the liability method. The liability method applies statutory tax rates in effect at the date of the balance sheet to differences between the book basis and the tax basis of assets and liabilities.

Earnings per Share References to earnings per share relate to diluted earnings per share.

Stock-based Compensation Effective February 2, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003, is expensed using the fair value method. The expense associated with stock options was $9 million and $3 million in 2004 and 2003, respectively.

     The company accounts for stock-based compensation on stock options granted prior to February 2, 2003, by applying Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123. Accordingly, no compensation expense was recognized for these stock options because the option exercise price was fixed at the market price on the date of grant.

Cash Equivalents Cash equivalents consist primarily of commercial paper with original maturities of less than three months. Cash equivalents are stated at cost, which approximates fair value.

Merchandise Inventories Merchandise inventories are valued principally at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. Merchandise inventories on a FIFO (first-in, first-out) cost basis approximate LIFO. There was no LIFO provision or credit in 2004 or 2003.

Property and Equipment Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Properties under capital leases and leasehold improvements are amortized over the shorter of their useful lives or related lease terms. Software development costs are capitalized and amortized over their expected useful life. Capitalized interest was $7 million, $16 million, and $23 million in 2004, 2003, and 2002, respectively. The estimated useful life for each major class of long-lived assets is as follows:

Buildings and improvements:
Buildings and improvements	10-50 years
Leasehold interests	5-30 years
Furniture, fixtures, equipment, and other:
Furniture, fixtures, and equipment	3-15 years
Software development costs	2-7 years
Rental formalwear	2-4 years
Property under capital leases	16-50 years

The May Department Stores Company   19

Goodwill and Other Intangible Assets Goodwill represents the excess of cost over the fair value of net tangible and separately recognized intangible assets acquired at the dates of acquisition. The Marshall Field’s acquisition added $1.1 billion in 2004, and Bridal Group acquisitions added $63 million of goodwill in 2003. The company completes its annual goodwill and other intangible asset impairment tests in the fourth quarter. No impairment was identified in 2004, 2003, or 2002. In the future, if store-for-store sales continue to decline and general economic conditions are negative, impairment losses could be significant.

     Other intangible assets include trade names and customer relationships. Certain trade names have an indefinite life and are not amortizable. Other trade names and customer relationships are amortized over a period of three to 40 years.

Impairment of Long-lived Assets Long-lived assets and certain identifiable intangibles are reviewed when events or circumstances indicate that their net book values may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if a writedown to fair value is required. In 2003, the company recorded $317 million of asset impairments for the planned divestiture of 34 department stores. In 2004, an additional $12 million of asset impairments was recognized related to the planned store divestitures. Prior to 2003, impairment losses resulting from these reviews were not significant. In the future, if store-for-store sales continue to decline and general economic conditions are negative, impairment losses could be significant.

Financial Derivatives In 2004, the company entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of long-term debt to finance the Marshall Field’s acquisition. The results of the hedges did not have a material impact on our results of operations or financial position. The company was not a party to any other derivative financial instrument during 2004, 2003, and 2002.

Accumulated Other Comprehensive Income Accumulated other comprehensive income includes gains and losses on the fluctuation of the minimum pension liability, unrealized gains and losses on marketable securities, and the unamortized portion of realized gains and losses on interest rate hedges entered into in anticipation of long-term debt issuances.

Self-insurance Reserves The company self-insures a portion of the exposure for costs related primarily to workers’ compensation, general liability, and medical insurance. Expenses are recorded based on actuarial estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation, and other actuarial assumptions.

Impact of New Accounting Pronouncements In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123 (revised 2004) is effective as of the first quarter that begins after June 15, 2005, with early adoption permitted.

Reclassification Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Business Combinations

Effective July 31, 2004, the company acquired the Marshall Field’s department store group for a purchase price of $3.2 billion, plus transaction fees. Marshall Field’s operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. The company acquired substantially all of Marshall Field’s operating assets, including stores, inventory, customer receivables, and distribution centers, and assumed certain liabilities, including accounts payable and accrued expenses. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. The company also acquired nine Mervyn’s store locations in the Twin Cities area, six of which have been disposed.

     Marshall Field’s results of operations have been included in the company’s consolidated financial statements since acquisition. The company’s January 29, 2005, consolidated balance sheet includes the assets acquired and the liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is subject to finalization of certain acquisition-related liabilities. The following summarizes the preliminary purchase price allocation at acquisition:

(in millions)

Cash	$3
Accounts receivable	571
Merchandise inventories	384
Property and equipment	1,117
Goodwill	1,128
Other intangible assets	439
Assumed liabilities/other	(402)

Net purchase price	$3,240

     Other intangible assets include $419 million of trade names and $20 million of customer relationships. The trade names have an indefinite useful life and are not amortizable. The customer relationships are being amortized over an estimated useful life of 15 years. Assumed liabilities/other includes $22 million of transaction fees.

     The following pro forma information presents the company’s net sales, net earnings, and diluted earnings per share as if the Marshall Field’s acquisition had occurred on February 3, 2002:

(in millions, except per share)	2004	2003	2002

Net sales	$15,582	$15,802	$16,047
Net earnings	$513	$444	$576
Diluted earnings per share	$1.67	$1.44	$1.87

20   The May Department Stores Company

     Pro forma adjustments have been made to reflect depreciation and amortization using the asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition.

     This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the years presented. This information is also not indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings.

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

Restructuring Costs

Store Divestitures In July 2003, the company announced its intention to divest 34 underperforming department stores. These divestitures will result in total estimated charges of $380 million, consisting of asset impairments of $330 million, inventory liquidation markdowns of $45 million, and severance benefits of $20 million. Other charges are offset by net gains on the disposal of property. Approximately $50 million of the $380 million represents the cash cost of the store divestitures, not including the benefit from future tax credits. Of the $380 million of expected total charges, $48 million was recognized in 2004, of which $29 million was included in cost of sales, and $328 million was recognized in 2003, of which $6 million was included in cost of sales. The remaining costs are expected to be recognized in 2005 and 2006.

     The significant components of the store divestiture costs and status of the related liability are summarized below:

	Total				Balance
	Charges	2004	Payments	Non-cash	Jan. 29,
(in millions)	to Date	Charges	(Proceeds)	Uses	2005

Asset impairments	$329	$12	$—	$12	$—
Disposal (gains) losses	(25)	(16)	(67)	51	—
Inventory liquidation markdowns	35	29	29	—	—
Severance benefits	16	8	8	—	—
Other	21	15	15	—	—

Total	$376	$48	$(15)	$63	$—

     Asset impairment charges were recorded to reduce store assets to their estimated fair value because of the shorter period over which they will be used. Estimated fair values were based on estimated market values for similar assets. Disposal gains or losses are recognized as each store is divested. Inventory liquidation markdowns are incurred to liquidate inventory as stores to be divested are closed. The company is negotiating agreements with landlords and developers for each store divestiture. Through the end of 2004, 27 stores have been closed.

Severance benefits are recognized as each store is closed. As of January 29, 2005, severance benefits have been paid to approximately 2,100 associates. The remaining amounts will be recognized as each store is closed.

Division Combinations In 2002, the company recorded restructuring charges of $102 million for the Filene’s/Kaufmann’s and Robinsons-May/ Meier & Frank division combinations and $12 million for the closure of the Arizona Credit Center and realignment of the company’s data centers. Of the $114 million in total charges, $23 million was included as cost of sales.

     Restructuring charges related to the division combinations consisted of $59 million of severance benefits for approximately 2,000 associates and the costs to relocate certain associates, $23 million of inventory markdowns incurred to conform merchandise assortments and to synchronize pricing and promotional strategies, $15 million of accelerated depreciation of fixed assets in the closed central offices, and $17 million of other costs. All remaining payments were made in 2004, and there is no additional liability related to this restructuring.

Profit Sharing

The company has a qualified profit sharing plan that covers most associates who work 1,000 hours or more in a year and have attained age 21. The plan is a defined-contribution program that permits associates to make contributions to the plan and provides discretionary matching contributions at a variable matching rate generally based upon changes in the company’s annual earnings per share, as defined in the plan. The plan’s matching contribution value totaled $60 million for 2004, a match rate of 94%, which includes an allocation to participant accounts of all remaining unallocated Employee Stock Ownership Plan (ESOP) shares held by the plan. The matching contribution values were $53 million in 2003 and $28 million in 2002.

     The plan has an ESOP, under which the plan borrowed $400 million in 1989, guaranteed by the company, at an average rate of 8.5%. The proceeds were used to purchase $400 million (788,955 shares) of convertible preference stock of the company (ESOP preference shares). Each share is convertible into 33.787 shares of common stock and has a guaranteed minimum value of $15.01 per common share equivalent. The annual dividend rate on the ESOP preference shares is 7.5%.

     The company’s contributions to the ESOP and the dividends on the ESOP preference shares were used to repay the loan principal and interest. Interest expense associated with the ESOP debt was $2 million in 2004, $9 million in 2003, and $14 million in 2002. Dividends on ESOP preference shares were $16 million in 2004, $18 million in 2003, and $20 million in 2002.

     The release of ESOP preference shares was based upon debt-service payments. In April 2004, the company funded the remaining debt service on the guaranteed ESOP debt and released the remaining ESOP preference shares. No additional debt service liability exists as of January 29, 2005.

The May Department Stores Company  21

     Unearned compensation, initially an equal offsetting amount to the $400 million guaranteed ESOP debt, has been adjusted for the difference between the expense related to the ESOP and cash payments to the ESOP. It was reduced as principal was repaid.

     The company’s profit sharing expense was $48 million in 2004, $46 million in 2003, and $40 million in 2002.

     At January 29, 2005, the plan beneficially owned 11.6 million shares of the company’s common stock and 100% of the company’s ESOP preference shares, representing 8.4% of the company’s common stock.

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

     The components of net periodic benefit costs and actuarial assumptions for the benefit plans were:

(in millions)	2004	2003	2002

Components of pension expense (all plans)
Service cost	$63	$51	$43
Interest cost	59	59	55
Expected return on assets	(39)	(31)	(38)
Amortization of prior service cost (1)	11	12	11
Net actuarial losses (1)	3	17	1

Total	$97	$108	$72

(1)	Prior service cost and actuarial gains and losses are amortized over the remaining estimated service period.

(as of January 1 measurement date)	2005	2004	2003

Actuarial assumptions
Discount rate	5.75%	6.00%	6.75%
Expected return on plan assets	7.00	7.00	7.00
Salary increase	3.50	3.50	4.00

     The expected return on plan assets represents the weighted expected return for each asset category using the target allocation and actual returns in prior periods.

     Target asset allocations and actual asset allocations by asset category were:

	Target	Percentage of Actual
	Allocation	Plan Assets
Asset Category	2004	2004	2003

Equity securities	55-65%	60%	61%
Debt securities	35-45	40	39

		100%	100%

     The accumulated benefit obligations (ABO), change in projected benefit obligations (PBO), change in net plan assets, and funded status of the benefit plans were:

	Qualified Plan		Nonqualified Plans
(in millions)	2004	2003	2004	2003

Change in PBO (1)
PBO at beginning of year	$821	$727	$228	$175
Service cost	58	46	5	5
Interest cost	46	46	13	13
Actuarial loss (2)	22	72	(1)	43
Plan amendments	—	(1)	—	2
Benefits paid	(67)	(69)	(11)	(10)

PBO at end of year	$880	$821	$234	$228

ABO at end of year (3)	$776	$715	$197	$187

Change in net plan assets
Fair value of net plan assets at beginning of year	$597	$494	$—	$—
Actual return on plan assets	48	88	—	—
Employer contribution	74	84	—	—
Benefits paid	(67)	(69)	—	—

Fair value of net plan assets at end of year	$652	$597	$—	$—

Funded status (PBO less plan assets)	$(228)	$(224)	$(234)	$(228)
Unrecognized net actuarial loss	208	194	73	78
Unrecognized prior service cost	39	49	10	11

Net prepaid (accrued) benefit cost	$19	$19	$(151)	$(139)

Plan assets (less than) ABO	$(124)	$(118)	$(197)	$(187)

Amounts recognized in the balance sheets (4)
Accrued benefit liability	$(124)	$(118)	$(197)	$(187)
Intangible asset	39	49	10	10
Accumulated other comprehensive loss	104	88	36	38

Net amount recognized	$19	$19	$(151)	$(139)

(1)	PBO is the actuarial present value of benefits attributed by the pension benefit formula to prior associate service; it takes into consideration future salary increases.
(2)	Actuarial loss is the change in benefit obligations or plan assets resulting from changes in actuarial assumptions or from experience different than assumed.
(3)	ABO is the actuarial present value of benefits attributed by the pension benefit formula to prior associate service based on current and past compensation levels.
(4)	Accrued benefit liability is included in accrued expenses and other liabilities. Intangible pension assets are included in other assets. Accumulated other comprehensive loss, net of tax benefit, is included in equity.

     Estimated future benefit payments to plan participants at January 29, 2005, are:

(in millions)	Qualified Plan	Nonqualified Plans

2005	$128	$18
2006	84	16
2007	87	13
2008	91	21
2009	93	30
2010-2014	478	142

     The company’s practice is to make annual plan contributions equal to qualified plan expense. In 2005, the company expects to make a cash contribution of approximately $100 million to the qualified pension plan and cash payments of $18 million for the non-qualified plans.

22  The May Department Stores Company

     The company also provides postretirement life and/or health benefits for certain associates. As of January 29, 2005, the company’s estimated PBO (at a discount rate of 5.75%) for postretirement benefits was $75 million, of which $53 million was accrued in other liabilities. As of January 31, 2004, the company’s estimated PBO (at a discount rate of 6.00%) for postretirement benefits was $67 million, of which $50 million was accrued in other liabilities. The postretirement plan is unfunded. The postretirement benefit expense was $6 million in 2004, $6 million in 2003, and $4 million in 2002.

     The estimated future obligations for postretirement medical benefits are based upon assumed annual healthcare cost increases of 10% for 2005, decreasing by 1% annually to 5% for 2010 and future years. A 1% increase or decrease in the assumed annual healthcare cost would increase or decrease the present value of estimated future obligations for postretirement benefits by approximately $5 million.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 did not have a material impact on the company’s postretirement health benefits.

Income Taxes

The provision for income taxes and the related percent of pretax earnings for the last three years were:

	2004		2003		2002
(dollars in millions)	$	%	$	%	$	%

Federal	$128		$231		$211
State and local	15		38		33

Current taxes	143	17.8%	269	42.1%	244	29.7%

Federal	115		(59)		62
State and local	21		(5)		(28)

Deferred taxes	136	17.0	(64)	(10.0)	34	4.2

Total	$279	34.8%	$205	32.1%	$278	33.9%

     The reconciliation between the statutory federal income tax rate and the effective income tax rate for the last three years follows:

(percent of pretax earnings)	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.6	5.2	0.6
Federal tax benefit of state and local income taxes	(1.6)	(1.8)	(0.2)
Resolution of federal tax matters	(0.6)	(4.9)	0.0
Other, net	(2.6)	(1.4)	(1.5)

Effective income tax rate	34.8%	32.1%	33.9%

     Major components of deferred tax assets (liabilities) were:

(in millions)	2004	2003

Accrued expenses and reserves	$92	$108
Deferred and other compensation	219	194
Merchandise inventories	(265)	(224)
Depreciation and amortization and basis differences	(1,011)	(879)
Other deferred income tax assets, net	30	40

Net deferred income taxes	(935)	(761)
Less: Net current deferred income tax liabilities	(117)	(49)

Noncurrent deferred income taxes	$(818)	$(712)

Earnings per Share

All ESOP preference shares were issued in 1989, and earnings per share is computed in accordance with the provisions of Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans,” and Emerging Issues Task Force 89-12, “Earnings Per Share Issues Related to Convertible Preferred Stock Held by an Employee Stock Ownership Plan.” For basic earnings per share purposes, the ESOP preference shares dividend, net of income tax benefit, is deducted from net earnings to arrive at net earnings available for common shareowners. Diluted earnings per share is computed by use of the “if converted” method, which assumes all ESOP preference shares were converted as of the beginning of the year. Net earnings are adjusted to add back the ESOP preference dividend deducted in computing basic earnings per share, less the amount of additional ESOP contribution required to fund ESOP debt service in excess of the current common stock dividend attributable to the ESOP preference shares.

     Diluted earnings per share also include the effect of outstanding options. Options excluded from the diluted earnings per share calculation because of their antidilutive effect totaled 17.6 million in 2004, 23.4 million in 2003, and 18.5 million in 2002. The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for 2004, 2003, and 2002:

(in millions, except per share)			2004
	Net		Earnings
	Earnings	Shares	per Share

Net earnings	$524
ESOP preference shares’ dividends	(15)

Basic earnings per share	$509	292.2	$1.74

ESOP preference shares	13	14.8
Assumed exercise of options (treasury stock method)	—	1.0

Diluted earnings per share	$522	308.0	$1.70

(in millions, except per share)			2003
	Net		Earnings
	Earnings	Shares	per Share

Net earnings	$434
ESOP preference shares’ dividends	(16)

Basic earnings per share	$418	289.9	$1.44

ESOP preference shares	14	16.6
Assumed exercise of options (treasury stock method)	—	0.5

Diluted earnings per share	$432	307.0	$1.41

(in millions, except per share)			2002
	Net		Earnings
	Earnings	Shares	per Share

Net earnings	$542
ESOP preference shares’ dividends	(18)

Basic earnings per share	$524	288.2	$1.82

ESOP preference shares	17	18.5
Assumed exercise of options (treasury stock method)	—	1.2

Diluted earnings per share	$541	307.9	$1.76

The May Department Stores Company      23

Accounts Receivable

Credit sales under department store credit programs as a percent of net sales were 34.8% in 2004. This compares with 35.3% in 2003 and 36.9% in 2002. Net accounts receivable consisted of:

(in millions)	2004	2003

Customer accounts receivable	$2,194	$1,703
Other receivables	182	157

Total accounts receivable	2,376	1,860
Allowance for doubtful accounts	(82)	(72)

Accounts receivable, net	$2,294	$1,788

     The accounts receivable balance at Marshall Field’s represents 28% of the 2004 balance.

     The fair value of customer accounts receivable approximates their carrying values at January 29, 2005, and January 31, 2004, because of the short-term nature of these accounts. We do not sell or securitize customer accounts receivables. The allowance for doubtful accounts is based upon a number of factors including account write-off experience, account aging, and month-end balances.

     Net sales made through third-party debit and credit cards as a percent of net sales were 45.3% in 2004, 43.6% in 2003, and 41.1% in 2002.

Other Current Assets

Other current assets consisted primarily of prepaid expenses and supply inventories of $129 million in 2004 and $88 million in 2003.

Intangible Assets

Intangible assets consisted of:

(In millions)	2004	2003

Amortizable trade names	$188	$183
Amortizable customer relationships and other	29	12
Accumulated amortization	(34)	(27)
Marshall Field’s trade names (nonamortizable)	419	—

Total	$602	$168

     Amortization expense was $9 million and $8 million in 2004 and 2003, respectively. Estimated amortization expense is $10 million, $10 million, $9 million, $9 million, and $9 million for 2005 through 2009.

Other Assets

Other assets consisted of:

(in millions)	2004	2003

Intangible pension asset	$49	$59
Deferred debt expense	47	35
Notes receivable	25	—
Other	39	39

Total	$160	$133

Accrued Expenses

Accrued expenses consisted of:

(in millions)	2004	2003

Insurance costs	$308	$262
Advertising and other operating expenses	211	153
Salaries, wages, and employee benefits	183	190
Sales, use, and other taxes	167	116
Current deferred income taxes	117	49
Interest expense	81	89
Rent expense	72	46
Construction costs	52	55
Allowance for sales returns	37	33
Other	41	23

Total	$1,269	$1,016

     Adjustments to the allowance for sales returns were a credit of $1 million in 2004. There was no change in the allowance for sales returns in 2003. Assumed liabilities for Marshall Field’s as of July 31, 2004, included an allowance for sales returns of $5 million.

Short-term Debt and Lines of Credit

Short-term debt for the last three years was:

(dollars in millions)	2004	2003	2002

Balance outstanding at year-end	$368	$—	$150
Average balance outstanding	428	226	235
Average interest rate:
At year-end	2.5%	—	1.3%
On average balance	2.0%	1.3%	1.7%
Maximum balance outstanding	$1,324	$473	$825

     The average balance of short-term debt outstanding, primarily commercial paper, and the respective weighted average interest rates are based on the number of days such short-term debt was outstanding during the year. The maximum balance outstanding in 2004 consisted of $1.3 billion of commercial paper and $30 million of short-term bank financing.

     The company has a $1.4 billion credit facility under an unsecured multi-year credit agreement expiring August 24, 2009. This credit agreement supports the company’s commercial paper borrowings. Financial covenants under the credit agreement include a minimum fixed-charge coverage ratio and a maximum debt-to-capitalization ratio. The company also maintains a $30 million credit facility with a group of minority-owned banks.

Long-term Debt

Long-term debt and capital lease obligations were:

(in mil/ions)	2004	2003

Unsecured notes and sinking-fund debentures due 2005-2036	$5,734	$3,970
Mortgage notes and bonds due 2005-2020	12	18
Capital lease obligations	61	48

Total debt	5,807	4,036
Less: Current maturities of long-term debt	145	239

Long-term debt	$5,662	$3,797

24     The May Department Stores Company

     The weighted average interest rate of long-term debt was 7.0% at January 29, 2005, and 8.0% at January 31, 2004.

     The annual maturities of long-term debt, including sinking fund requirements and capital lease obligations, are $145 million, $119 million, $651 million, $169 million, and $625 million for 2005 through 2009. Maturities of long-term debt are scheduled over the next 32 years, with the largest principal repayment in any single year being the $651 million due in 2007. Interest payments on long-term debt are typically paid on a semi-annual basis.

     The net book value of property encumbered under long-term debt agreements was $52 million at January 29, 2005.

     The fair value of long-term debt (excluding capital lease obligations) was approximately $6.4 billion and $4.7 billion at January 29, 2005, and January 31, 2004, respectively. The fair value was determined using borrowing rates for debt instruments with similar terms and maturities.

     On July 20, 2004, the company issued $2.2 billion of long-term debt maturing over three to 30 years at a weighted average interest rate, including amortized hedge and financing costs, of 5.71% to partially fund the Marshall Field’s acquisition.

     In anticipation of the issuance of debt related to the Marshall Field’s acquisition, the company entered into treasury lock agreements to hedge interest rate fluctuations. Upon issuance of the debt, the company recorded a $27 million decrease to accumulated other comprehensive income. This amount will be amortized into earnings through increases to interest expense over the life of the debt, of which less than $1 million was amortized in 2004.

Lease Obligations

The company leases approximately 26% of its gross retail square footage. Rental expense for the company’s operating leases consisted of:

(in millions)	2004	2003	2002

Minimum rentals	$155	$107	$97
Contingent rentals based on sales	10	12	13

Real property rentals	165	119	110
Equipment rentals	2	2	3

Total	$167	$121	$113

     Like many in the retail industry, the company recently reviewed its lease accounting policies. After completing this review, the company concluded it should synchronize the assumptions used to calculate straight-line rent expense and to estimate useful lives for leased assets. Fourth quarter 2004 results include a $42 million lease expense adjustment to synchronize these assumptions, of which $36 million represents cumulative prior year corrections. The company’s prior calculation for determining lease and depreciation expense was not materially different from its annual expense using the new calculation.

     Future minimum lease payments at January 29, 2005, were:

	Capital	Operating
(in millions)	Leases	Leases	Total

2005	$8	$123	$131
2006	8	116	124
2007	9	110	119
2008	9	103	112
2009	15	94	109
After 2009	53	978	1,031

Minimum lease payments	$102	$1,524	$1,626

     Future minimum lease payments include payments over the expected lease term, including option periods where failure to exercise would result in an economic penalty. Many leases include options that allow the company to extend the lease term beyond the initial commitment periods, subject to terms agreed to at lease inception. For leases that contain predetermined escalations of the minimum rentals, rent expense is recognized over the lease term on a straight-line basis.

     The present value of minimum lease payments under capital leases was $61 million at January 29, 2005, of which $3 million was included in current liabilities. The present value of operating leases (minimum rents) was $844 million at January 29, 2005. Property under capital leases was:

(in millions)	2004	2003

Cost	$69	$57
Accumulated amortization	(35)	(33)

Total	$34	$24

     The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $788 million and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.

Other Liabilities

Other liabilities consisted of:

(in millions)	2004	2003

Pension:
Qualified plan	$124	$118
Nonqualified plans	197	187
Deferred compensation plan	141	144
Other postretirement benefits	53	50
Other	13	8

Total	$528	$507

     Under the company’s deferred compensation plan, eligible associates may elect to defer part of their compensation each year into cash and/or stock unit alternatives. The company issues shares to settle obligations with participants who defer in stock units, and it maintains shares in treasury sufficient to settle all outstanding stock unit obligations.

The May Department Stores Company      25

Litigation

On February 28, 2005, Edward Decristofaro, an alleged May shareowner, filed a purported class action lawsuit on behalf of all May shareowners in the Circuit Court of St. Louis, Missouri, against May and the directors of May. The complaint generally alleges that the directors of May breached their fiduciary duties to May shareowners in approving the merger agreement with Federated Department Stores, Inc. (“Federated”) and the merger consideration, including by not obtaining the highest possible price for May. The complaint generally seeks to preliminarily and permanently enjoin the merger, as well as other relief. May and the directors of May believe the allegations contained in the complaint are without merit and intend to contest the allegations vigorously.

     The company is involved in other claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company’s consolidated financial statements taken as a whole.

Stock Option and Stock Related Plans

Under the company’s common stock option plans, options are granted at market price on the date of grant. Options to purchase may extend for up to 10 years, may be exercised after stated intervals of time, and are conditional upon continued active employment with the company. At the end of 2004, 13.2 million shares were available for grant under the plans, of which 5.1 million could be issued as restricted stock.

     Effective February 2, 2003, the company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003, is expensed using the fair value method.

     Stock options granted prior to February 2, 2003, are accounted for as provided by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized related to these stock options because the option exercise price is fixed at the market price on the date of grant.

     Stock option expense is recorded over each option grant’s vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings per share for 2004, 2003, and 2002 if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(in millions, except per share)	2004	2003	2002

Net earnings, as reported	$524	$434	$542
Add: Compensation expense for employee stock options included in net earnings, net of tax	5	2	—
Deduct: Total compensation expense for employee stock options determined under retroactive fair value-based method, net of tax	19	22	23

Pro forma net earnings	$510	$414	$519

Earnings per share:
Basic — as reported (prospective)	$1.74	$1.44	$1.82
Basic — pro forma (retroactive)	$1.69	$1.37	$1.74
Diluted — as reported (prospective)	$1.70	$1.41	$1.76
Diluted — pro forma (retroactive)	$1.65	$1.34	$1.69

     The company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The Black-Scholes assumptions used were:

	2004	2003	2002

Risk-free interest rate	4.4%	3.1%	5.1%
Expected dividend	$0.97	$0.96	$0.95
Expected option life (years)	7	7	7
Expected volatility	32%	32%	32%

     A combined summary of the stock option plans at the end of 2004, 2003, and 2002 and of the changes in outstanding shares within years is presented below:

(shares in thousands)		2004		2003		2002
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	26,123	$33	25,275	$34	22,474	$34
Granted	4,319	28	4,237	22	5,131	35
Exercised	(2,313)	25	(485)	25	(947)	26
Forfeited or expired	(1,232)	33	(2,904)	33	(1,383)	36

End of year	26,897	$33	26,123	$33	25,275	$34

Exercisable at end of year	17,001	$35	16,082	$35	14,431	$35
Fair value per share of options granted		$7		$5		$11

     The following table summarizes information about stock options outstanding at January 29, 2005:

Options Outstanding			Options Exercisable
		Average
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range	(in thousands)	Life(years)	Price	(in thousands)	Price

$22-30	12,072	7	$26	4,953	$26
$31-35	5,616	6	34	3,634	34
$36-45	9,209	5	41	8,414	41

	26,897	6	$33	17,001	$35

26     The May Department Stores Company

     The company is authorized to grant restricted stock to management associates with or without performance restrictions. No monetary consideration is paid by associates who receive restricted stock. Restricted stock vests over periods of up to 10 years. In 2004 and 2003, the company granted 958,000 and 125,000 shares of restricted stock, respectively. The aggregate outstanding shares of restricted stock as of January 29, 2005, and January 31, 2004, were 1,527,000 and 904,000, respectively. For restricted stock grants, compensation expense is based upon the grant date market price and is recorded over the vesting period. For performance-based restricted stock, compensation expense is recorded over the performance period and is based on estimates of performance levels.

Common Stock Repurchase Programs

In February 2004, the company’s board of directors authorized a special common stock repurchase program of $500 million. In July 2004, the company indefinitely suspended its $500 million special common stock repurchase program and its common stock repurchase program used to repurchase shares issued through its employee benefit plans. The special common stock repurchase program has $482 million still available for repurchase.

Preference Stock

The company is authorized to issue up to 25 million shares of $0.50 par value preference stock. As of January 29, 2005, there were 800,000 ESOP preference shares authorized and 415,451 shares outstanding. Each ESOP preference share is convertible into shares of May common stock, at a conversion rate of 33.787 shares of May common stock for each ESOP preference share. Each ESOP preference share carries the number of votes equal to the number of shares of May common stock into which the ESOP preference share could be converted. Dividends are cumulative and paid semiannually at a rate of $38.025 per share per year. ESOP preference shares have a liquidation preference of $507 per share plus accumulated and unpaid dividends. ESOP preference shares may be redeemed, in whole or in part, at the option of May or an ESOP preference shareowner, at a redemption price of $507 per share, plus accumulated and unpaid dividends. The redemption price may be satisfied in cash or May common stock or a combination of both.

     The ESOP preference shares are shown outside of shareowners’ equity in the consolidated balance sheet because the shares are redeemable by the holder or by the company in certain situations.

Shareowner Rights Plan

The company has a shareowner rights plan under which a right is attached to each share of the company’s common stock. The rights become exercisable only under certain circumstances involving actual or potential acquisitions of May’s common stock by a person or by affiliated persons. Depending upon the circumstances, the holder may be entitled to purchase units of the company’s preference stock, shares of the company’s common stock, or shares of common stock of the acquiring person. The rights will remain in existence until August 31, 2014, unless they are terminated, extended, exercised, or redeemed.

Quarterly Results (Unaudited)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. The quarterly information below is presented using the same classifications as the annual financial statements. Summarized quarterly results for the last two years were:

(in millions, except per share)	2004
	First	Second	Third	Fourth	Year

Net sales	$2,963	$2,956	$3,483	$5,039	$14,441
Cost of sales:
Recurring	2,120	2,065	2,520	3,478	10,183
Restructuring markdowns	5	6	—	18	29
Selling, general, and administrative expenses	639	634	831	917	3,021
Restructuring costs	2	9	1	7	19
Pretax earnings	121	160	13	509	803
Net earnings	76	101	8	339	524

Earnings per share:
Basic	$0.25	$0.33	$0.02	$1.15	$1.74
Diluted	0.24	0.33	0.02	1.10	1.70

(in millions, except per share)	2003
	First	Second	Third	Fourth	Year

Net sales	$2,873	$3,000	$2,976	$4,494	$13,343
Cost of sales:
Recurring	2,088	2,118	2,160	3,006	9,372
Restructuring markdowns	—	—	1	5	6
Selling, general, and administrative expenses	640	657	658	731	2.686
Restructuring costs	—	318	5	(1)	322
Pretax earnings (loss)	65	(173)	74	673	639
Net earnings (loss)	72	(110)	47	425	434

Earnings (loss) per share:
Basic	$0.23	$(0.39)	$0.15	$1.45	$1.44
Diluted	0.23	(0.39)	0.15	1.38	1.41

Subsequent Events

On February 28, 2005, May and Federated announced that they have entered into a merger agreement. Pursuant to the agreement, each share of May will be converted into the right to receive $17.75 per share of cash and 0.3115 shares of Federated stock. In addition, Federated will assume approximately $6 billion of May debt.

     Completion of the merger is contingent on regulatory review and approval by the shareowners of both companies. The transaction is expected to close in the third quarter of 2005.

The May Department Stores Company     27

Condensed Consolidating Financial Information

The company (“Parent”) has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, The May Department Stores Company, New York (“Subsidiary Issuer”). Other subsidiaries of the Parent include May Department Stores International, Inc. (“MDSI”), Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David’s Bridal, Inc. and subsidiaries, including After Hours Formalwear, Inc.

     Condensed consolidating balance sheets as of January 29, 2005, and January 31, 2004, and the related condensed consolidating statements of earnings and cash flows for each of the three fiscal years in the period ended January 29, 2005, are presented below.

Condensed Consolidating Balance Sheet
As of January 29, 2005

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$53	$12	$(3)	$62
Accounts receivable, net	—	2,283	46	(35)	2,294
Merchandise inventories	—	2,993	99	—	3,092
Other current assets	10	101	39	(21)	129

Total current assets	10	5,430	196	(59)	5,577

Property and equipment, at cost	—	9,868	310	—	10,178
Accumulated depreciation	—	(3,889)	(99)	—	(3,988)

Property and equipment, net	—	5,979	211	—	6,190

Goodwill	—	2,257	377	—	2,634
Intangible assets, net	—	440	162	—	602
Other assets	(1)	152	9	—	160
Intercompany (payable) receivable	(437)	(77)	3,754	(3,240)	—
Investment in subsidiaries	5,127	—	—	(5,127)	—

Total assets	$4,699	$14,181	$4,709	$(8,426)	$15,163

Liabilities and Shareowners’ Equity
Current liabilities:
Short-term debt	$—	$368	$—	$—	$368
Current maturities of long-term debt	—	145	—	—	145
Accounts payable	—	1,442	90	(3)	1,529
Accrued expenses	9	1,189	128	(57)	1,269
Income taxes payable	—	114	44	—	158

Total current liabilities	9	3,258	262	(60)	3,469

Long-term debt	—	5,661	1	—	5,662
Intercompany note payable (receivable)	—	3,240	—	(3,240)	—
Deferred income taxes	—	745	73	—	818
Other liabilities	4	1,014	10	(500)	528
ESOP preference shares	211	—	—	—	211
Shareowners’ equity	4,475	263	4,363	(4,626)	4,475

Total liabilities and shareowners’ equity	$4,699	$14,181	$4,709	$(8,426)	$15,163

28     The May Department Stores Company

Condensed Consolidating Statement of Earnings
For the Fiscal Year Ended January 29, 2005

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$13,737	$1,911	$(1,207)	$14,441
Cost of sales:
Recurring	—	9,918	1,452	(1,187)	10,183
Restructuring markdowns	—	29	—	—	29
Selling, general, and administrative expenses	—	2,697	355	(31)	3,021
Restructuring costs	—	19	—	—	19
Interest expense (income), net:
External	—	386	—	—	386
Intercompany	—	286	(284)	(2)	—
Equity in earnings of subsidiaries	(524)	—	—	524	—

Earnings before income taxes	524	402	388	(511)	803
Provision for income taxes	—	140	139	—	279

Net earnings	$524	$262	$249	$(511)	$524

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 29, 2005

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net earnings	$524	$262	$249	$(511)	$524
Equity in earnings of subsidiaries	(524)	—	—	524	—
Depreciation and amortization	—	593	47	—	640
Asset impairments	—	12	—	—	12
(Increase) decrease in working capital	—	10	14	(1)	23
Other, net	(194)	394	(31)	(17)	152

Cash flows from (used for) operations	(194)	1,271	279	(5)	1,351

Investing activities:
Net additions to property and equipment, and business combinations	—	(3,686)	(83)	—	(3,769)

Cash flows used for investing activities	—	(3,686)	(83)	—	(3,769)

Financing activities:
Net short-term debt issuances	—	368	—	—	368
Net long-term debt issuances	—	1,817	(15)	—	1,802
Net issuances (repurchases) of common stock	37	6	—	—	43
Dividend payments	(298)	1	—	—	(297)
Intercompany activity, net	455	(275)	(182)	2	—

Cash flows from (used for) financing activities	194	1,917	(197)	2	1,916

Decrease in cash and cash equivalents	—	(498)	(1)	(3)	(502)
Cash and cash equivalents, beginning of year	—	551	13	—	564

Cash and cash equivalents, end of year	$—	$53	$12	$(3)	$62

The May Department Stores Company      29

Condensed Consolidating Balance Sheet
As of January 31, 2004

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$551	$13	$—	$564
Accounts receivable, net	—	1,773	46	(31)	1,788
Merchandise inventories	—	2,633	95	—	2,728
Other current assets	—	76	32	(20)	88

Total current assets	—	5,033	186	(51)	5,168
Property and equipment, at cost	—	8,860	243	—	9,103
Accumulated depreciation	—	(3,882)	(72)	—	(3,954)

Property and equipment, net	—	4,978	171	—	5,149
Goodwill	—	1,129	375	—	1,504
Intangible assets, net	—	4	164	—	168
Other assets	—	125	8	—	133
Intercompany (payable) receivable	(642)	161	3,706	(3,225)	—
Investment in subsidiaries	4,981	—	—	(4,981)	—

Total assets	$4,339	$11,430	$4,610	$(8,257)	$12,122

Liabilities and Shareowners’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	$—	$—
Current maturities of long-term debt	—	239	—	—	239
Accounts payable	—	1,095	91	5	1,191
Accrued expenses	4	963	105	(56)	1,016
Income taxes payable	—	285	40	—	325

Total current liabilities	4	2,582	236	(51)	2,771
Long-term debt	—	3,796	1	—	3,797
Intercompany note payable (receivable)	—	3,225	—	(3,225)	—
Deferred income taxes	—	645	67	—	712
Other liabilities	—	985	9	(487)	507
ESOP preference shares	235	—	—	—	235
Unearned compensation	(91)	(91)	—	91	(91)
Shareowners’ equity	4,191	288	4,297	(4,585)	4,191

Total liabilities and shareowners’ equity	$4,339	$11,430	$4,610	$(8,257)	$12,122

30	The May Department Stores Company

Condensed Consolidating Statement of Earnings
For the Fiscal Year Ended January 31, 2004

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$12,735	$1,918	$(1,310)	$13,343
Cost of sales:
Recurring	—	9,185	1,477	(1,290)	9,372
Restructuring markdowns	—	6	—	—	6
Selling, general, and administrative expenses	—	2,434	286	(34)	2,686
Restructuring costs	—	322	—	—	322
Interest expense (income), net:
External	—	318	—	—	318
Intercompany	—	285	(285)	—	—
Equity in earnings of subsidiaries	(434)	—	—	434	—

Earnings before income taxes	434	185	440	(420)	639
Provision for income taxes	—	48	157	—	205

Net earnings	$434	$137	$283	$(420)	$434

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 31, 2004

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net earnings	$434	$137	$283	$(420)	$434
Equity in earnings of subsidiaries	(434)	—	—	434	—
Depreciation and amortization	—	525	39	—	564
Asset impairments	—	317	—	—	317
(Increase) decrease in working capital	(1)	425	15	3	442
Other, net	(27)	27	(65)	(17)	(82)

Cash flows from (used for) operations	(28)	1,431	272	—	1,675

Investing activities:
Net additions to property and equipment, and business combinations	—	(484)	(135)	—	(619)

Cash flows used for investing activities	—	(484)	(135)	—	(619)

Financing activities:
Net short-term debt repayments	—	(150)	—	—	(150)
Net long-term debt repayments	—	(53)	(25)	—	(78)
Net issuances (repurchases) of common stock	(39)	13	—	—	(26)
Dividend payments	(295)	2	—	—	(293)
Intercompany activity, net	362	(245)	(117)	—	—

Cash flows from (used for) financing activities	28	(433)	(142)	—	(547)

Increase (decrease) in cash and cash equivalents	—	514	(5)	—	509
Cash and cash equivalents, beginning of year	—	37	18	—	55

Cash and cash equivalents, end of year	$—	$551	$13	$—	$564

The May Department Stores Company	31

Condensed Consolidating Statement of Earnings
For the Fiscal Year Ended February 1, 2003

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$12,978	$1,865	$(1,352)	$13,491
Cost of sales:
Recurring	—	9,294	1,477	(1,331)	9,440
Restructuring markdowns	—	23	—	—	23
Selling, general, and administrative expenses	—	2,563	245	(36)	2,772
Restructuring costs	—	91	—	—	91
Interest expense (income), net:
External	—	345	—	—	345
Intercompany	—	284	(284)	—	—
Equity in earnings of subsidiaries	(542)	—	—	542	—

Earnings before income taxes	542	378	427	(527)	820
Provision for income taxes	—	123	155	—	278

Net earnings	$542	$255	$272	$(527)	$542

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended February 1, 2003

		Subsidiary	Other
(millions)	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net earnings	$542	$255	$272	$(527)	$542
Equity in earnings of subsidiaries	(542)	—	—	542	—
Depreciation and amortization	—	522	35	—	557
(Increase) decrease in working capital	(1)	191	22	(1)	211
Other, net	(170)	428	(94)	(14)	150

Cash flows from (used for) operations	(171)	1,396	235	—	1,460

Investing activities:
Net additions to property and equipment, and business combinations	—	(745)	(45)	—	(790)

Cash flows used for investing activities	—	(745)	(45)	—	(790)

Financing activities:
Net short-term debt issuances	—	72	—	—	72
Net long-term debt repayments	—	(433)	(1)	—	(434)
Net issuances (repurchases) of common stock	(22)	8	—	—	(14)
Dividend payments	(294)	3	—	—	(291)
Intercompany activity, net	487	(300)	(187)	—	—

Cash flows from (used for) financing activities	171	(650)	(188)	—	(667)

Increase in cash and cash equivalents	—	1	2	—	3
Cash and cash equivalents, beginning of year	—	36	16	—	52

Cash and cash equivalents, end of year	$—	$37	$18	$—	$55

32	The May Department Stores Company

Schedule II
The May Department Stores Company and Subsidiaries Valuation and Qualifying Accounts

For the Three Fiscal Years Ended January 29, 2005

		Charges to Costs
	Balance	and Expenses
	Beginning	and Other			Balance End
(millions)	of Period	Adjustments		Deductions(b)	of Period

FISCAL YEAR ENDED January 29, 2005 Allowance for uncollectible accounts	$72	$112	(a)	$(102)	$82
FISCAL YEAR ENDED January 31, 2004 Allowance for uncollectible accounts	$74	$91		$(93)	$72
FISCAL YEAR ENDED February 1, 2003 Allowance for uncollectible accounts	$79	$97		$(102)	$74

(a)	Includes $20 million of allowance for uncollectible accounts acquired in the 2004 Marshall Field’s acquisition.
(b)	Writeoff of accounts determined to be uncollectible, net of recoveries of $30 million in 2004, $24 million in 2003, and $25 million in 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The company had no disagreements with its accountants during the last three fiscal years.

Item 9A. Controls and Procedures

As of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. The Report of Management, including internal control over financial reporting, is on page 12 of this annual report on Form 10-K.

     Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 13 of this annual report on Form 10-K.

     Other than described below, there have been no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date the controls were evaluated.

     On July 31, 2004, we acquired the operating assets of the Marshall Field’s department store group from Target Corporation. Target will continue to provide accounting and other systems support for Marshall Field’s over a transition period not to exceed eight months while we migrate Marshall Field’s to our information technology systems. During the 2004 third quarter, we converted proprietary credit operations and fixed asset accounting from Target to May systems, and converted payroll to May systems in the 2004 fourth quarter. The remaining accounting, merchant reporting, and store operating systems were converted in February and March 2005.

     Target and its operating divisions generally operate under a common set of controls and information technology systems. During the transition period, Marshall Field’s was subject to the same financial reporting controls historically provided by Target. Target has not disclosed any material control weaknesses or material changes in its internal controls in previous public filings.

Item 9B. Other Information

None.

The May Department Stores Company	33

Part III

Items 10, 11, 13, 14. Directors and Executive Officers of May, Executive Compensation, Certain Relationships and Related Transactions, Principal Accounting Fees and Services

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 13, and 14 (other than information about executive officers of May and its Code of Ethics) is incorporated by reference from the definitive proxy statement for the registrant’s 2005 Annual Meeting of Shareowners to be filed with the commission pursuant to Regulation 14A. Information about executive officers of May and May’s Code of Ethics is set forth in Part I of this Form 10-K, under the heading “Items 1. and 2. Business and Properties.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table presents information as of the end of the fiscal year with respect to May’s equity compensation plans.

	(a)		(b)	(c)
				Number of Securities
				Remaining Available for
	Number of Securities to			Future Issuance Under
	be Issued Upon Exercise		Weighted-Average Exercise	Equity Compensation
	of Outstanding Options,		Price of Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	28,474,806	(1)	$33	13,425,014	(2)
Equity Compensation Plans Not Approved by Security Holders	0		$0	0
Total	28,474,806		$33	13,425,014

(1)	Consists of the 1994 Stock Incentive Plan (28,424,158 shares) and the Restricted Stock Plan for Non-Management Directors (50,648 shares).
(2)	The number of shares shown includes 13,228,361 reserved for issuance under the 1994 Stock Incentive Plan and 196,653 reserved for issuance under the Restricted Stock Plan for Non-Management Directors. Under the Terms of the 1994 Stock Incentive Plan, 5,051,731 of the shares remaining for issuance may be issued at the discretion of the committee as restricted stock grants or Performance Restricted Stock grants.

34	The May Department Stores Company

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements	Page in this Report

	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	12

	Consolidated Statements of Earnings for the three fiscal years ended January 29, 2005	14

	Consolidated Balance Sheets as of January 29, 2005, and January 31, 2004	15

	Consolidated Statements of Cash Flows for the three fiscal years ended January 29, 2005	16

	Consolidated Statements of Shareowners’ Equity for the three fiscal years ended January 29, 2005	17

	Notes to Consolidated Financial Statements	18-26

(2)	Supplemental Financial Statement Schedule (for the three fiscal years ended January 29, 2005):
	Schedule II Valuation and Qualifying Accounts	32

(3)	Exhibits:	Location

1.1	Purchase Agreement, dated July 13, 2004	Incorporated by Reference to Exhibit 1.1 to Current Report on Form 8-K, filed July 21, 2004.

3.1	Amended and Restated Certificate of Incorporation of May, dated May 22, 1996	Incorporated by Reference to Exhibit 4(a) of Post Effective Amendment No. 1 to Form S-8, filed May 29, 1996.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated May 21, 1999	Incorporated by Reference to Exhibit 3(b) of Form 10-Q filed June 8, 1999.

3.3	By-Laws of May	Incorporated by Reference to Exhibit 3.1 to Current Report on Form 8-K, filed March 23, 2005.

4.1	Amended and Restated Rights Agreement, dated August 31, 2004	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K, filed September 3, 2004.

4.2	Amendment to Rights Agreement, dated February 27, 2005	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K, filed March 2, 2005.

4.3	Certificate of Designation, Preferences and Rights of the Junior Participating Preference Shares and ESOP Preference Shares	Incorporated by Reference to Exhibit 4.4 of Form S-4 filed June 7, 1996.

4.4	Indenture, dated as of July 20, 2004	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K, filed July 21, 2004.

4.5	Indenture, dated as of June 17, 1996	Incorporated by Reference to Exhibit 4.1 of Form S-3, filed July 21, 2004.

The May Department Stores Company	35

Item 15. Exhibits, Financial Statement Schedules (continued)

4.6	Registration Rights Agreement, dated July 20, 2004	Incorporated by Reference to Exhibit 4.2 to Current Report on Form 8-K, filed July 21, 2004.

10.1	1994 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.1 to Current Report on Form 8-K, filed March 23, 2005.

10.2	Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.2 to Current Report on Form 8-K, filed March 23, 2005.

10.3	Executive Incentive Compensation Plan for Corporate Executives	Incorporated by Reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareowners.

10.4	Form of Employment Agreement	Incorporated by Reference to Exhibit 10.3 to Current Report on Form 8-K, filed March 23, 2005.

10.5	Amended and Restated Five-Year Credit Agreement, dated August 24, 2004	Incorporated by Reference to Exhibit 10.1 to Current Report on Form 8-K, filed August 27, 2004.

10.6	Form of Restricted Stock Agreement	Incorporated by Reference to Exhibit 10.4 to Current Report on Form 8-K, filed March 23, 2005.

10.7	Form of Performance Restricted Stock Agreement	Incorporated by Reference to Exhibit 10.5 to Current Report on Form 8-K, filed March 23, 2005.

10.8	Form of Performance Restricted Stock Agreement (for Bridal Group)	Incorporated by Reference to Exhibit 10.6 to Current Report on Form 8-K, filed March 23, 2005.

10.9	Form of Non-qualified Stock Option Agreement	Incorporated by Reference to Exhibit 10.7 to Current Report on Form 8-K, filed March 23, 2005.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	Subsidiaries of May	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant to Exchange Act 13a-15 and 15d-15(e)	Filed herewith.

31.2	Certification Pursuant to Exchange Act 13a-15 and 15d-15(e)	Filed herewith.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted)	Filed herewith.

All other schedules and exhibits of May for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted, as they are not required or are inapplicable or the information required thereby has been given otherwise.

36	The May Department Stores Company

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, May has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MAY DEPARTMENT STORES COMPANY

Date: March 25, 2005	By:	/s/	Thomas D. Fingleton

Thomas D. Fingleton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.

Date		Signature	Title

Principal Executive Officer:

March 25, 2005	/s/	John L. Dunham	Director, Chairman, President, and

		John L. Dunham	Chief Executive Officer

Principal Financial and Accounting Officer:

March 25, 2005	/s/	Thomas D. Fingleton	Executive Vice President and Chief

		Thomas D. Fingleton	Financial Officer

Directors:

March 25, 2005	/s/	R. Dean Wolfe	Director and Executive Vice President

R. Dean Wolfe

March 25, 2005	/s/	Marsha J. Evans	Director

Marsha J. Evans

March 25, 2005	/s/	Russell E. Palmer	Director

Russell E. Palmer

March 25, 2005	/s/	Michael R. Quinlan	Director

Michael R. Quinlan

March 25, 2005	/s/	David B. Rickard	Director

David B. Rickard

March 25, 2005	/s/	Joyce M. Roche	Director

Joyce M. Roche

The May Department Stores Company     43

Shareowner Information

Corporate Headquarters

The May Department Stores Company
611 Olive Street
St. Louis, Mo. 63101-1799
(314) 342-6300

2005 Annual Meeting

Information regarding The May Department Stores Company Annual Meeting of Shareowners will be provided in the proxy statement/prospectus that will be issued later this year.

Information Requests

Copies of our annual report on Form 10-K, proxy statement, and Form 10-Q quarterly reports to the Securities and Exchange Commission, and recent press releases are available free of charge from the following sources:

      Corporate Communications
      The May Department Stores Company
      611 Olive Street
      St. Louis, Mo. 63101-1799

      Web site: www.mayco.com

Our Policy on Business Conduct and the Statement of Corporate Responsibility also are available from the above sources. The Policy on Business Conduct outlines our business policies and ethics. The Statement of Corporate Responsibility includes our policies on affirmative action and equal employment opportunity, supplier diversity, sexual harassment, and vendor standards of conduct.

Information on corporate governance, including the board of directors governance guidelines and the charters for our board committees, can be found on our Web site in the “Governance” section.

A summary of charitable contributions by The May Department Stores Company and our Foundation is available on our Web site in the “Community Involvement” section.

Security analysts, investment professionals, and shareowners may direct their inquiries to:

      Mr. Jan R. Kniffen
      Senior Vice President and Treasurer
      (314) 342-6413

Certifications

The most recent certifications by the company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K. The Chief Executive Officer’s most recent certification to the New York Stock Exchange was submitted June 9, 2004.

Common Stock

Shares of May common stock are listed and traded on the New York Stock Exchange under the symbol MAY. The stock is quoted as “MayDS” in daily newspapers.

Dividend Reinvestment Plan

Shareowners can economically and conveniently reinvest dividends on May common stock through participation in the Dividend Reinvestment Plan. Participating shareowners also may make optional cash purchases of May common stock. For information, please contact The Bank of New York (see below).

Shareowner Inquiries

For assistance with the Dividend Reinvestment Plan, dividend payments, shareowner records, and transfers, please contact our transfer agent and registrar as noted below:

The Bank of New York
Toll-free within the United States: (800) 292-2301
Outside the United States: (610) 382-7833
Email: shareowner-svcs@bankofny.com
Web site: www.stockbny.com

Certificate transfers and address changes:
The Bank of New York
P.O. Box 11002
Church Street Station
New York, N.Y. 10286-1002

Dividend Reinvestment Plan inquiries:
The Bank of New York
P.O. Box 11258
Church Street Station
New York, N.Y. 10286-1258

Other written inquiries:
The Bank of New York
P.O. Box 11258
Church Street Station
New York, N.Y. 10286-1258