Form 10-K/A
period 2005-01-29
MAY DEPARTMENT STORES CO
filed 2005-05-10
CIK 63416

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

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K filed on March 25, 2005, for the fiscal year ended January 29, 2005. We are filing this Form 10-K/A to correct the classifications of the components of property and equipment in the January 29, 2005, consolidated balance sheet in Part I Item 8. Except to the extent affected by the correction of this error, all other portions of our original Form 10-K filing remain unchanged.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K filing in its entirety.

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

     Our debt-to-capitalization ratios were 55%, 46%, and 48% for 2004, 2003, and 2002, respectively. For purposes of the debt-to-capitalization ratio, we define total debt as short-term and long-term debt (including the Employee Stock Ownership Plan [ESOP] debt reduced by unearned compensation) and the capitalized value of all leases, including operating leases. We define capitalization as total debt, noncurrent deferred taxes, ESOP preference shares, and shareowners’ equity. See “Profit Sharing” on page 21 for discussion of the ESOP.

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

12     The May Department Stores Company

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of The May Department Stores Company

We have audited the accompanying consolidated balance sheets of The May Department Stores Company and subsidiaries (the “Company”) as of January 29, 2005 (as restated) and January 31, 2004, and the related consolidated statements of earnings, shareowners’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 23, 2005 (May 6, 2005 as to the effects of the restatement discussed in the “Consolidated Balance Sheet Restatement” footnote)

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

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 29, 2005, of the Company and our report dated March 23, 2005 (May 6, 2005 as to the effects of the restatement discussed in the “Consolidated Balance Sheet Restatement” footnote), expressed an unqualified opinion on those financial statements and financial statement schedules.

     We do not express an opinion or any other form of assurance on the first and third paragraphs in the Report of Management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 23, 2005

14    The May Department Stores Company

Consolidated Statements of Earnings

(in millions, except per share)	2004	2003	2002

Net sales	$14,441	$13,343	$13,491
Cost of sales:
Recurring	10,183	9,372	9,440
Restructuring markdowns	29	6	23
Selling, general, and administrative expenses	3,021	2,686	2,772
Restructuring costs	19	322	91
Interest expense, net	386	318	345

Earnings before income taxes	803	639	820
Provision for income taxes	279	205	278

Net earnings	$524	$434	$542

Basic earnings per share	$1.74	$1.44	$1.82

Diluted earnings per share	$1.70	$1.41	$1.76

See Notes to Consolidated Financial Statements.

The May Department Stores Company   15

Consolidated Balance Sheets

	January 29,	January 31,
(in millions, except per share)	2005 (as restated)	2004

Assets
Current assets:
Cash and cash equivalents:
Cash	$22	$20
Cash equivalents	40	544

Total cash and cash equivalents	62	564

Accounts receivable, net of allowance for doubtful accounts of $82 and $72	2,294	1,788
Merchandise inventories	3,092	2,728
Other current assets	129	88

Total current assets	5,577	5,168

Property and equipment:
Land	631	351
Buildings and improvements	5,318	4,648
Furniture, fixtures, equipment, and other	4,160	4,047
Property under capital leases	69	57

Total property and equipment	10,178	9,103
Accumulated depreciation	(3,988)	(3,954)

Property and equipment, net	6,190	5,149

Goodwill	2,634	1,504
Intangible assets, net of accumulated amortization of $34 and $27	602	168
Other assets	160	133

Total assets	$15,163	$12,122

Liabilities and shareowners’ equity
Current liabilities:
Short-term debt	$368	$—
Current maturities of long-term debt	145	239
Accounts payable	1,529	1,191
Accrued expenses	1,269	1,016
Income taxes payable	158	325

Total current liabilities	3,469	2,771

Long-term debt	5,662	3,797
Deferred income taxes	818	712
Other liabilities	528	507

ESOP preference shares	211	235
Unearned compensation	—	(91)

Shareowners’ equity:
Common stock	146	144
Additional paid-in capital	97	16
Retained earnings	4,325	4,098
Accumulated other comprehensive loss	(93)	(67)

Total shareowners’ equity	4,475	4,191

Total liabilities and shareowners’ equity	$15,163	$12,122

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

The May Department Stores Company   19

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

Goodwill and Other Intangible Assets Goodwill represents the excess of cost over the fair value of net tangible and separately recognized intangible assets acquired at the dates of acquisition. The Marshall Field’s acquisition added $1.1 billion of goodwill in 2004, and Bridal Group acquisitions added $63 million of goodwill in 2003. The company completes its annual goodwill and other intangible asset impairment tests in the fourth quarter. No impairment was identified in 2004, 2003, or 2002. In the future, if store-for-store sales continue to decline and general economic conditions are negative, impairment losses could be significant.

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

Consolidated Balance Sheet Restatement

Subsequent to the issuance of the company’s 2004 financial statements, the company discovered a misclassification of the components of property and equipment on the January 29, 2005, consolidated balance sheet. As a result, the accompanying balance sheet has been restated to correct those misclassifications. There was no change to the total reported for property and equipment and no change to depreciation expense, net earnings, or earnings per share reported. The following is a summary of the changes made to the January 29, 2005, consolidated balance sheet:

	As Previously
(in millions)	Reported	Adjustments	As Restated

Property and equipment:
Land	$382	$249	$631
Buildings and improvements	4,721	597	5,318
Furniture, fixtures, equipment, and other	5,006	(846)	4,160
Property under capital leases	69	—	69

Total property and equipment	$10,178	$—	$10,178

20   The May Department Stores Company

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

     The following pro forma information presents the company’s net sales, net earnings, and diluted earnings per share as if the Marshall Field’s acquisition had occurred on February 2, 2003:

(in millions, except per share)	2004	2003

Net sales	$15,582	$15,802
Net earnings	$513	$444
Diluted earnings per share	$1.67	$1.44

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

The May Department Stores Company  21

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

22  The May Department Stores Company

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

Income Taxes

The provision for income taxes and the related percent of pretax earnings for the last three years were:

	2004		2003		2002
(dollars in millions)	$	%	$	%	$	%

Federal	$128		$231		$211
State and local	15		38		33

Current taxes	143	17.8%	269	42.1%	244	29.7%

Federal	115		(59)		62
State and local	21		(5)		(28)

Deferred taxes	136	17.0	(64)	(10.0)	34	4.2

Total	$279	34.8%	$205	32.1%	$278	33.9%

     The reconciliation between the statutory federal income tax rate and the effective income tax rate for the last three years follows:

(percent of pretax earnings)	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.6	5.2	0.6
Federal tax benefit of state and local income taxes	(1.6)	(1.8)	(0.2)
Resolution of federal tax matters	(0.6)	(4.9)	0.0
Other, net	(2.6)	(1.4)	(1.5)

Effective income tax rate	34.8%	32.1%	33.9%

     Major components of deferred tax assets (liabilities) were:

(in millions)	2004	2003

Accrued expenses and reserves	$92	$108
Deferred and other compensation	219	194
Merchandise inventories	(265)	(224)
Depreciation and amortization and basis differences	(1,011)	(879)
Other deferred income tax assets, net	30	40

Net deferred income taxes	(935)	(761)
Less: Net current deferred income tax liabilities	(117)	(49)

Noncurrent deferred income taxes	$(818)	$(712)

The May Department Stores Company      23

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

24     The May Department Stores Company

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

     Future minimum lease payments at January 29, 2005, were:

	Capital	Operating
(in millions)	Leases	Leases	Total

2005	$8	$123	$131
2006	8	116	124
2007	9	110	119
2008	9	103	112
2009	15	94	109
After 2009	53	978	1,031

Minimum lease payments	$102	$1,524	$1,626

The May Department Stores Company      25

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

26     The May Department Stores Company

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

Item 9A. Controls and Procedures

As of the period covered by this annual report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. The Report of Management, including internal control over financial reporting, is on page 12 of this annual report on Form 10-K/A.

On May 9, 2005, the company amended its 2004 Annual Report on Form 10-K filed March 25, 2005 to restate the classification of certain amounts recorded in the components of property and equipment in its consolidated balance sheet as of January 29, 2005. This restatement did not change the total amount reported for property and equipment and there was no change to depreciation expense, net earnings, or earnings per share reported. Management believes this is an immaterial restatement and there is no related material weakness in internal control. Accordingly, management has not changed its conclusion that the company’s internal controls over financial reporting are designed and operating effectively as of January 29, 2005.

     Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 13 of this annual report on Form 10-K/A.

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

Part III

Items 10, 11, 13, 14. Directors and Executive Officers of May, Executive Compensation, Certain Relationships and Related Transactions, Principal Accounting Fees and Services

Pursuant to paragraph G (Information to be Incorporated by Reference) of the General Instructions to Form 10-K, the information required by Items 10, 11, 13, and 14 (other than information about executive officers of May and its Code of Ethics) is incorporated by reference from the definitive proxy statement for the registrant’s 2005 Annual Meeting of Shareowners to be filed with the commission pursuant to Regulation 14A. Information about executive officers of May and May’s Code of Ethics is set forth in Part I of this Form 10-K/A, under the heading “Items 1. and 2. Business and Properties.”

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

THE MAY DEPARTMENT STORES COMPANY

Date: May 9, 2005	By:	/s/	Thomas D. Fingleton

Thomas D. Fingleton
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of May and in the capacities and on the dates indicated.

Date		Signature	Title

Principal Executive Officer:

May 9, 2005	/s/	John L. Dunham	Director, Chairman, President, and

		John L. Dunham	Chief Executive Officer

Principal Financial and Accounting Officer:

May 9, 2005	/s/	Thomas D. Fingleton	Executive Vice President and Chief

		Thomas D. Fingleton	Financial Officer

Directors:

May 9, 2005	/s/	R. Dean Wolfe	Director and Executive Vice President

R. Dean Wolfe

May 9, 2005	/s/	Marsha J. Evans	Director

Marsha J. Evans

May 9, 2005	/s/	Russell E. Palmer	Director

Russell E. Palmer

May 9, 2005	/s/	Michael R. Quinlan	Director

Michael R. Quinlan

May 9, 2005	/s/	David B. Rickard	Director

David B. Rickard

May 9, 2005	/s/	Joyce M. Roche	Director

Joyce M. Roche

The May Department Stores Company     43

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