Form 10-Q
period 2005-05-27
MAY DEPARTMENT STORES CO
filed 2005-05-27
CIK 63416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended April 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 298,429,203 shares of common stock, $.50 par value, as of April 30, 2005.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

(millions)
                                          Apr. 30,       May 1,     Jan. 29,
                                             2005         2004         2005
ASSETS
Current assets:
  Cash and cash equivalents             $      75    $     438    $      62
  Accounts receivable, net                  2,018        1,561        2,294
  Merchandise inventories                   3,410        3,005        3,092
  Other current assets                        121          117          129
     Total current assets                   5,624        5,121        5,577

Property and equipment, at cost            10,280        9,154       10,178
Accumulated depreciation                   (4,124)      (4,054)      (3,988)
  Property and equipment, net               6,156        5,100        6,190

Goodwill                                    2,635        1,504        2,634
Intangible assets, net                        600          166          602
Other assets                                  158          126          160

     Total assets                       $  15,173    $  12,017    $  15,163


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $     304    $       -    $     368
  Current maturities of
    long-term debt                            248          147          145
  Accounts payable                          1,649        1,293        1,529
  Accrued expenses                          1,273          937        1,269
  Income taxes payable                         15          185          158
     Total current liabilities              3,489        2,562        3,469

Long-term debt                              5,551        3,788        5,662

Deferred income taxes                         825          717          818

Other liabilities                             524          504          528

ESOP preference shares                        192          228          211

Shareowners' equity                         4,592        4,218        4,475

     Total liabilities and
        shareowners' equity             $  15,173    $  12,017    $  15,163

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(millions, except per share)                                13 Weeks Ended
                                                         Apr. 30,       May 1,
                                                            2005         2004
Net sales                                               $  3,369     $  2,963
Cost of sales:
   Recurring                                               2,435        2,120
   Restructuring markdowns                                     6            5
Selling, general, and
  administrative expenses                                    777          639
Restructuring costs                                            3            2
Interest expense, net                                        106           76
Earnings before income taxes                                  42          121
Provision for income taxes                                     1           45
Net earnings                                            $     41     $     76

Basic earnings per share                                $    .13     $    .25

Diluted earnings per share                              $    .13     $    .24

Dividends paid per common share                         $.24-1/2     $.24-1/4

Weighted average shares outstanding:
 Basic                                                     296.5        291.4
 Diluted                                                   298.4        308.3

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(millions)                                                13 Weeks Ended
                                                      Apr. 30,       May 1,
                                                         2005         2004
Operating Activities:
  Net earnings                                       $     41     $     76
  Adjustment for noncash items included in earnings:
    Depreciation                                          161          138
    Intangible and other amortization                       4            2
  Working capital changes:
    Accounts receivable, net                              276          227
    Merchandise inventories                              (318)        (277)
    Other current assets                                    8          (29)
    Accounts payable                                      131          102
    Accrued expenses                                       (7)         (73)
    Income taxes payable                                 (143)        (140)
  Other, net                                               27            5

Cash flows from operations                                180           31

Investing Activities:
  Net additions to property and equipment                (129)         (95)

Cash flows used for investing activities                 (129)         (95)

Financing Activities:
  Net short-term debt repayments                          (64)           -
  Net long-term debt repayments                            (8)          (9)
  Net issuances of common stock                           110           21
  Dividend payments                                       (76)         (74)

Cash flows used for financing activities                  (38)         (62)

Increase (decrease) in cash and cash equivalents           13         (126)

Cash and cash equivalents,
    beginning of period                                    62          564

Cash and cash equivalents,
    end of period                                    $     75     $    438

Cash paid during the period:

  Interest                                           $     73     $     84
  Income taxes                                            129          175

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Results

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 18-26) in the 2004 Annual Report on Form 10-K/A. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Operating results of periods, which exclude the Christmas season, may not be indicative of the operating results that may be expected for the fiscal year.


Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.


Merger Agreement

On February 28, 2005, May and Federated Department Stores, Inc. (Federated) announced that they have entered into a merger agreement. Pursuant to the agreement, each share of May will be converted into the right to receive $17.75 in cash and 0.3115 shares of Federated common stock. In addition, Federated will assume approximately $6 billion of May debt. Completion of the merger is contingent on regulatory review and approval by the shareowners of both companies. The transaction is expected to close in the third quarter of 2005.


Business Combinations

Effective July 31, 2004, the company acquired the Marshall Field's department store group. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit, and Minneapolis metropolitan areas. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. The company also acquired nine Mervyn's store locations in the Twin Cities area, seven of which have been disposed.

Marshall Field's results of operations have been included in the company's consolidated financial statements since acquisition. The company's April 30, 2005, consolidated balance sheet includes the assets acquired and the liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is subject to finalization of certain acquisition-related liabilities. The following summarizes the preliminary purchase price allocation at acquisition (millions):

               Cash                               $     3
               Accounts receivable                    571
               Merchandise inventories                384
               Property and equipment               1,115
               Goodwill and other intangibles       1,568
               Assumed liabilities/other             (401)
                 Net purchase price               $ 3,240

Goodwill and other intangible assets include $419 million of trade names and $20 million of customer relationships. The trade names have an indefinite useful life and are not amortizable. The customer relationships will be amortized over an estimated useful life of 15 years. Assumed liabilities/other includes $22 million of transaction fees.

The following pro forma information presents the company's net sales, net earnings and diluted earnings per share as if the Marshall Field's acquisition had occurred on February 1, 2004 (millions, except per share):

                                             13 Weeks Ended
                                          Apr. 30,       May 1,
                                             2005         2004
                                           Actual    Pro Forma

Net sales                                $  3,369     $  3,547
Net earnings                             $     41     $     71
Diluted earnings per share               $   0.13     $   0.22

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


Restructuring Costs

In July 2003, the company announced its intention to divest 34 underperforming department stores. The company expects total charges of $380 million. To date, $385 million has been recognized. Future costs are expected to be offset by net gains on the disposal of remaining properties. The company recognized $9 million in the 2005 first quarter and $7 million in the 2004 first quarter.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(millions)                      Total |                            Balance at
                              Charges |    2005  Payments  Non-cash   Apr. 30,
                              to Date | Charges (Proceeds)     Uses      2005
Asset impairments               $ 331 |    $  2    $    -      $  2      $  -
Disposal (gains) losses           (29)|      (4)       (5)        1         -
Inventory liquidation markdowns    41 |       6         6         -         -
Severance benefits                 19 |       3         3         -         -
Other                              23 |       2         2         -         -
  Total                         $ 385 |    $  9      $  6      $  3      $  -

Through the end of the 2005 first quarter, 29 stores have been closed. Severance benefits are recognized as each store is closed. As of April 30, 2005, severance benefits have been paid to approximately 2,200 associates. The remaining amounts will be recognized as each remaining store is closed in 2005.


Income Taxes

First quarter 2005 income taxes include a $14 million provision reduction recorded upon the resolution of various federal and state tax issues. The company's 2005 estimated effective tax rate is 36.0% excluding that reduction. The company may have additional provision adjustments in the future.


Inventories

Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. There was no LIFO provision or credit in the first quarter of 2005 or 2004.

Pension Benefits

The components of net periodic benefit costs for the company's pension plans for the first quarter 2005 and 2004 were:

(millions)                       Qualified Plan      Nonqualified Plans
                              Apr. 30,      May 1,    Apr. 30,      May 1,
                                 2005        2004        2005        2004

Service cost                  $    18     $    14     $     2     $     1
Interest cost                      12          12           3           3
Expected return on assets         (11)        (10)          -           -
Net amortization (1)                6           3           2           2

Net periodic benefit cost     $    25     $    19     $     7     $     6

(1) Prior service cost and actuarial gains and losses are amortized over the remaining estimated service period.

The company did not make any contributions to its pension plans in the first quarter of 2005. A contribution of approximately $100 million to the qualified plan is expected in the fourth quarter of 2005.


Earnings per Share

The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown.


(millions, except per share)
                                             13 Weeks Ended
                              April 30, 2005              May 1, 2004
                         Earnings   Shares     EPS   Earnings   Shares     EPS

Net earnings               $   41                      $   76
ESOP preference share
 dividends                     (3)                         (4)

Basic EPS                      38    296.5   $ .13         72    291.4   $ .25

ESOP preference shares          -      0.0                  3     15.4
Assumed exercise of
 options (treasury
 stock method)                  -      1.9                  -      1.5

 Diluted EPS               $   38    298.4   $ .13     $   75    308.3   $ .24

Diluted EPS excludes 13 million ESOP preference shares and $3 million of earnings adjustments for the 2005 first quarter because of their antidilutive effect.


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

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings per share for the first quarter of 2005 and 2004 if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(millions, except per share)                                 13 Weeks Ended
                                                            Apr. 30,   May 1,
                                                               2005     2004
Net earnings, as reported                                    $   41   $   76
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                                               2        1
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value-based method,
         net of tax                                              (5)      (5)
Pro forma net earnings                                       $   38   $   72
Earnings per share:
  Basic - as reported (prospective)                          $ 0.13   $ 0.25
  Basic - pro forma (retroactive)                            $ 0.11   $ 0.23

  Diluted - as reported (prospective)                        $ 0.13   $ 0.24
  Diluted - pro forma (retroactive)                          $ 0.11   $ 0.23

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123 (revised 2004) is effective as of the 2006 first quarter, with early adoption permitted. The company has not concluded which method it will adopt under SFAS No. 123(revised 2004).

The company's stock incentive plan contains a provision under which all unvested stock options and restricted stock issued prior to February 28, 2005 become fully vested upon shareowner approval of a company merger. If the company shareowners approve the merger with Federated Department Stores, Inc., in the 2005 second quarter, approximately 7.5 million shares will vest, resulting in a corresponding stock compensation charge of approximately $55 million. If all prior years' grants are vested, there will be no incremental earnings effect when the company adopts SFAS No. 123 (revised 2004).


Lease Obligations

The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $781 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.

Impact of New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the timing of liability recognition for retirement obligations associated with tangible long-lived assets that are conditional on a future event. FIN No. 47 is effective as of the end of the fiscal year ending after December 31, 2005, with early adoption permitted. The company is in the process of evaluating the potential impact of FIN No. 47.

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

Condensed consolidating balance sheets as of April 30, 2005, May 1, 2004, and January 29, 2005, and the related condensed consolidating statements of earnings and cash flows for the thirteen-week periods ended April 30, 2005 and May 1, 2004 are presented below.


                              Condensed Consolidating Balance Sheet
                                     As of April 30, 2005
                                          (Unaudited)
(millions)
                                         Subsidiary     Other
                                Parent     Issuer    Subsidiaries   Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $    58        $     17       $      -      $     75
  Accounts receivable, net           -      2,004              48            (34)        2,018
  Merchandise inventories            -      3,304             106              -         3,410
  Other current assets               -        131              50            (60)          121
     Total current assets            -      5,497             221            (94)        5,624

Property and equipment, at cost      -      9,953             327              -        10,280
Accumulated depreciation             -     (4,015)           (109)             -        (4,124)
  Property and equipment, net        -      5,938             218              -         6,156

Goodwill                             -      2,257             378              -         2,635
Intangible assets, net               -        440             160              -           600
Other assets                         -        150               8              -           158
Intercompany (payable)
  receivable                      (360)      (164)          3,764         (3,240)            -
Investment in subsidiaries       5,144          -               -         (5,144)            -
     Total assets              $ 4,784    $14,118        $  4,749       $ (8,478)     $ 15,173

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $   304         $     -       $      -      $    304
  Current maturities of
     long-term debt                  -        248               -              -           248
  Accounts payable                   -      1,588              61              -         1,649
  Accrued expenses                   -      1,163             167            (57)        1,273
  Income taxes payable               -          -              52            (37)           15
     Total current liabilities       -      3,303             280            (94)        3,489

Long-term debt                       -      5,551               -              -         5,551
Intercompany note payable            -      3,240               -         (3,240)            -
Deferred income taxes                -        751              74              -           825
Other liabilities                    -      1,016              14           (506)          524
ESOP preference shares             192          -               -              -           192
Shareowners' equity              4,592        257           4,381         (4,638)        4,592
Total liabilities and
      shareowners' equity      $ 4,784    $14,118         $ 4,749       $ (8,478)     $ 15,173

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                         Condensed Consolidating Statement of Earnings
                          For the Thirteen Weeks Ended April 30, 2005
                                          (Unaudited)
(millions)
                                             Subsidiary     Other
                                    Parent     Issuer   Subsidiaries   Eliminations  Consolidated
Net sales                           $    -   $  3,149       $    439      $    (219)     $  3,369
Cost of sales:
  Recurring                              -      2,337            311           (213)        2,435
  Restructuring markdowns                -          6              -              -             6
Selling, general, and
  administrative expenses                -        689             99            (11)          777
Restructuring costs                      -          3              -              -             3
Interest expense (income), net:
  External                               -        106              -              -           106
  Intercompany                           -         71            (72)             1             -
Equity in earnings of subsidiaries     (41)         -              -             41             -
Earnings (loss) before income taxes     41        (63)           101            (37)           42
Provision (credit) for income taxes      -        (35)            36              -             1
Net earnings (loss)                 $   41   $    (28)      $     65      $     (37)     $     41




                              Condensed Consolidating Statement of Cash Flows
                                For the Thirteen Weeks Ended April 30, 2005
                                              (Unaudited)
(millions)
                                             Subsidiary     Other
                                     Parent    Issuer    Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings (loss)               $    41   $   (28)      $      65     $     (37)     $     41
  Equity in earnings of subsidiaries    (41)        -               -            41             -
  Depreciation and other amortization     -       151              10             -           161
  Intangible asset amortization           -         2               2             -             4
 (Increase) decrease in working capital  (5)      (58)              6             4           (53)
  Other, net                            (71)      115             (11)           (6)           27
Cash flows from (used for)
  operations                            (76)      182              72             2           180

Investing activities:
  Net additions to property
    and equipment                         -      (110)            (19)            -          (129)
Cash flows used for
  investing activities                    -      (110)            (19)            -          (129)

Financing activities:
  Net short-term debt issuances           -       (64)              -             -           (64)
  Net long-term debt repayments           -        (8)              -             -            (8)
  Net issuances of common stock         105         5               -             -           110
  Dividend payments                     (76)        -               -             -           (76)
  Intercompany activity, net             47         -             (48)            1             -
Cash flow from (used for)
  financing activities                   76       (67)            (48)            1           (38)

Increase in cash and
  cash equivalents                        -         5               5             3            13
Cash and cash equivalents,
  beginning of period                     -        53              12            (3)           62

Cash and cash equivalents,
  end of period                     $     -   $    58        $     17     $       -       $    75


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                     Condensed Consolidating Balance Sheet
                                              As of May 1, 2004
                                                 (Unaudited)
(millions)
                                         Subsidiary     Other
                                Parent     Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $   420        $     18      $      -       $   438
  Accounts receivable, net           -      1,544              48           (31)        1,561
  Merchandise inventories            -      2,900             105             -         3,005
  Other current assets               -        106              32           (21)          117
     Total current assets            -      4,970             203           (52)        5,121

Property and equipment, at cost      -      8,886             268             -         9,154
Accumulated depreciation             -     (3,972)            (82)            -        (4,054)
  Property and equipment, net        -      4,914             186             -         5,100

Goodwill                             -      1,129             375             -         1,504
Intangible assets, net               -          4             162             -           166
Other assets                         -        117               9             -           126
Intercompany (payable)
  receivable                      (659)       186           3,698        (3,225)            -
Investment in subsidiaries       5,105          -               -        (5,105)            -
     Total assets              $ 4,446    $11,320        $  4,633      $ (8,382)     $ 12,017

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $     -        $      -      $      -      $      -
  Current maturities of
     long-term debt                  -        147               -             -           147
  Accounts payable                   -      1,221              67             5         1,293
  Accrued expenses                   -        868             126           (57)          937
  Income taxes payable               -        137              48             -           185
     Total current liabilities       -      2,373             241           (52)        2,562

Long-term debt                       -      3,788               -             -         3,788
Intercompany note payable            -      3,225               -        (3,225)            -
Deferred income taxes                -        650              67             -           717
Other liabilities                    -        987               9          (492)          504
ESOP preference shares             228          -               -             -           228
Shareowners' equity              4,218        297           4,316        (4,613)        4,218
  Total liabilities and
     shareowners' equity       $ 4,446    $11,320        $  4,633      $ (8,382)      $12,017


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -



                        Condensed Consolidating Statement of Earnings
                          For the Thirteen Weeks Ended May 1, 2004
                                        (Unaudited)
(millions)
                                             Subsidiary      Other
                                    Parent     Issuer    Subsidiaries  Eliminations  Consolidated
Net sales                           $    -   $  2,756        $    415     $    (208)     $  2,963
Cost of sales:
  Recurring                              -      2,035             298          (213)        2,120
  Restructuring markdowns                -          5               -             -             5
Selling, general, and
  administrative expenses                -        555              84             -           639
Restructuring costs                      -          2               -             -             2
Interest expense (income), net:
  External                               -         76               -             -            76
  Intercompany                           -         71             (71)            -             -
Equity in earnings of subsidiaries     (76)         -               -            76             -
Earnings before income taxes            76         12             104           (71)          121
Provision for income taxes               -          7              38             -            45
Net earnings                        $   76   $      5        $     66     $     (71)     $     76



                          Condensed Consolidating Statement of Cash Flows
                             For the Thirteen Weeks Ended May 1, 2004
                                          (Unaudited)
(millions)
                                             Subsidiary      Other
                                    Parent     Issuer    Subsidiaries  Eliminations  Consolidated
Operating activities:
  Net earnings                     $    76   $      5       $      66     $     (71)     $     76
  Equity in earnings of subsidiaries   (76)         -               -            76             -
  Depreciation and other amortization    -        128              10             -           138
  Intangible asset amortization          -          -               2             -             2
  Increase in working capital           (4)      (180)             (6)            -          (190)
  Other, net                            19        (15)              6            (5)            5
Cash flows from (used for)
  operations                            15        (62)             78             -            31

Investing activities:
  Net additions to property
    and equipment                        -        (69)            (26)            -           (95)
Cash flows used for
  investing activities                   -        (69)            (26)            -           (95)

Financing activities:
  Net short-term debt issuances          -          -               -             -             -
  Net long-term debt repayments          -         (9)              -             -            (9)
  Net issuances of common stock         12          9               -             -            21
  Dividend payments                    (74)         -               -             -           (74)
  Intercompany activity, net            47          -             (47)            -             -
Cash flow used for
  financing activities                 (15)         -             (47)            -           (62)

Increase (decrease) in cash and
  cash equivalents                       -       (131)              5             -          (126)
Cash and cash equivalents,
  beginning of period                    -        551              13             -           564

Cash and cash equivalents,
  end of period                    $     -   $    420       $      18      $      -      $    438


CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -


                                 Condensed Consolidating Balance Sheet
                                      As of January 29, 2005
                                             (Unaudited)
(millions)
                                          Subsidiary     Other
                                Parent      Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -     $    53        $     12      $     (3)      $    62
  Accounts receivable, net           -       2,283              46           (35)        2,294
  Merchandise inventories            -       2,993              99             -         3,092
  Other current assets               -         101              49           (21)          129
    Total current assets             -       5,430             206           (59)        5,577

Property and equipment, at cost      -       9,868             310             -        10,178
Accumulated depreciation             -      (3,889)            (99)            -        (3,988)
  Property and equipment, net        -       5,979             211             -         6,190

Goodwill                             -       2,257             377             -         2,634
Intangible assets, net               -         440             162             -           602
Other assets                         -         152               8             -           160
Intercompany (payable)
  receivable                      (437)        (77)          3,754        (3,240)            -
Investment in subsidiaries       5,127           -               -        (5,127)            -
    Total assets               $ 4,690     $14,181        $  4,718      $ (8,426)      $15,163


LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -     $   368       $      -      $      -       $   368
  Current maturities of
    long-term debt                   -         145              -             -           145
  Accounts payable                   -       1,442             90            (3)        1,529
  Accrued expenses                   4       1,189            133           (57)        1,269
  Income taxes payable               -         114             44             -           158
    Total current liabilities        4       3,258            267           (60)        3,469

Long-term debt                       -       5,661              1             -         5,662
Intercompany note payable            -       3,240              -        (3,240)            -
Deferred income taxes                -         745             73             -           818
Other liabilities                    -       1,014             14          (500)          528
ESOP preference shares             211           -              -             -           211
Shareowners' equity              4,475         263          4,363        (4,626)        4,475
    Total liabilities and
      shareowners' equity      $ 4,690     $14,181       $  4,718      $ (8,426)      $15,163


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

During the first quarter of 2005, overall sales were disappointing. Expenses as a percent of net sales increased due to the decreased sales leverage resulting from negative store-for-store sales. Marshall Field's start-up integration costs and incremental markdowns taken to facilitate the clearance of seasonal proprietary apparel also negatively impacted our overall first quarter results.

First quarter 2005 net sales of $3.37 billion increased 13.7% over the 2004 first quarter. However, store-for-store sales decreased 5.1% for the quarter. Sales of our proprietary ladies' and mens' apparel brands were among the weakest performing categories, and the home store continued to lag.

Net earnings were $41 million, or $.13 per share for the quarter, compared with net earnings of $76 million, or $.24 per share, for the first quarter of 2004. First quarter 2005 earnings include restructuring costs of $9 million, or $.02 per share, and the benefit of a $14 million, or $.05 per share, income tax provision reduction recorded upon the resolution of various federal and state income tax issues. First quarter 2004 earnings included restructuring costs of $7 million, or $.02 per share.

The integration of Marshall Field's continues on track and all system conversions were completed in April 2005. First quarter 2005 earnings include Marshall Field's start-up integration expenses of $21 million, or $.05 per share.

During the first quarter, we opened one new department store: a Robinsons-May store in El Centro, California. Seven additional department stores are planned for 2005. During the quarter, we also closed two department stores we previously announced would be divested. Our Bridal Group opened two David's Bridal stores and six After Hours stores. The Bridal Group plans to open an additional 16 David's Bridal stores and 14 After Hours stores by year-end. At the end of the first quarter, we operated 490 department stores, 241 David's Bridal stores, 450 After Hours Formalwear stores, and 11 Priscilla of Boston stores in 46 states, the District of Columbia, and Puerto Rico.


Results of Operations


Net Sales

Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both periods beginning the first day a new store has prior-year sales and exclude sales of stores closed during both periods. Net sales and related increases (decreases) were as follows:

(dollars in millions)                         Percent    Store-for-Store
                      2005        2004       Increase       Decrease
First quarter       $3,369      $2,963         13.7%         (5.1)%

The total net sales increase of $406 million for the 2005 first quarter was primarily due to $519 million of new store sales, including Marshall Field's, offset by a $147 million decrease in store-for-store sales and a $28 million decrease related to divested store sales.

The following table presents the statements of earnings as a percent of net sales.

                                                            First Quarter
                                                           2005      2004

Net sales                                                 100.0%    100.0%
Cost of sales:
  Recurring                                                72.3      71.6
  Restructuring markdowns                                   0.2       0.1
Selling, general, and
  administrative expenses                                  23.0      21.5
Restructuring costs                                         0.1       0.1
Interest expense, net                                       3.1       2.6

Earnings before income taxes                                1.3       4.1

Provision for income taxes                                  3.1*     37.0*

Net earnings                                                1.2%      2.6%

* - Percent represents effective income tax rate.


Cost of Sales

Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. Restructuring markdowns were incurred to liquidate inventory as stores to be divested are closed.

For the 13 weeks ended April 30, 2005, recurring cost of sales as a percent of net sales increased 0.7% principally because of an increase in occupancy costs caused by the decline in store-for-store sales. During the quarter we took incremental markdowns to facilitate the seasonal clearance of proprietary apparel and keep our inventories current. The negative effect of the $18 million incremental proprietary product markdowns was offset by other improvements in merchandise margin.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) as a percent of net sales increased from 21.5% in the first quarter of 2004 to 23.0% in the first quarter of 2005. The increase was largely driven by decreased sales leverage resulting in a 0.9% increase in costs such as payroll and advertising. Marshall Field's start-up integration expenses negatively impacted SG&A by an additional 0.6% in the quarter.


Merger Agreement

On February 28, 2005, May and Federated Department Stores, Inc. (Federated) announced that they have entered into a merger agreement. Pursuant to the agreement, each share of May will be converted into the right to receive $17.75 in cash and 0.3115 shares of Federated common stock. In addition, Federated will assume approximately $6 billion of May debt. Completion of the merger is contingent on regulatory review and approval by the shareowners of both companies. The transaction is expected to close in the third quarter of 2005.


Business Combinations

Effective July 31, 2004, we acquired the Marshall Field's department store group. Marshall Field's operates 62 department stores primarily in the Chicago, Detroit and Minneapolis metropolitan areas. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. We also acquired nine Mervyn's store locations in the Twin Cities area, seven of which have been disposed.

Marshall Field's results of operations have been included in our consolidated financial statements since acquisition. Our April 30, 2005 consolidated balance sheet includes the assets acquired and liabilities assumed using a preliminary purchase price allocation. The purchase price allocation is subject to finalization of certain acquisition-related liabilities.


Restructuring Costs

In July 2003, we announced our intention to divest 34 underperforming department stores. We expect total charges of approximately $380 million. To date, $385 million has been recognized. Future costs are expected to be offset by net gains on the disposal of remaining properties. We recognized $9 million in the 2005 first quarter and $7 million in the 2004 first quarter.

Through the end of the 2005 first quarter, 29 stores have been closed. Severance benefits are recognized as each store is closed. Severance benefits of $19 million for approximately 2,200 associates and inventory liquidation and other costs of $35 million have been incurred to date. The remaining amounts will be recognized as each remaining store is divested.


Interest Expense

Components of net interest expense for the first quarter were (millions):

                                                           2005      2004

Interest expense                                          $ 109     $  82
Interest income                                              (1)       (5)
Capitalized interest                                         (2)       (1)
  Net interest expense                                    $ 106     $  76

The $30 million increase in net interest expense in the 2005 first quarter was due primarily to higher long-term borrowings as a result of Marshall Field's acquisition-related debt.

Short-term borrowings for the first quarter were (dollars in millions):

                                                            2005     2004

  Average balance outstanding                               $282     $  -
  Average interest rate on
    average balance                                          2.8%       -%


Income Taxes

First quarter 2005 income taxes include a $14 million provision reduction recorded upon the resolution of various federal and state tax issues. The company's 2005 estimated effective tax rate is 36.0% excluding that reduction.


Stock Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123 (revised 2004) is effective as of the 2006 first quarter, with early adoption permitted. We have not concluded which method we will adopt under SFAS No. 123 (revised 2004).

The company's stock incentive plan contains a provision under which all unvested stock options and restricted stock issued prior to February 28, 2005 become fully vested upon shareowner approval of a company merger. If the company shareowners approve the merger with Federated Department Stores, Inc., in the 2005 second quarter, approximately 7.5 million shares will vest, resulting in a corresponding stock compensation charge of approximately $55 million. If all prior years' grants are vested, there will be no incremental earnings effect when the company adopts SFAS No. 123 (revised 2004).

Trailing Years' Results

Operating results for the trailing years were as follows (millions, except per share):
                                                      April 30,       May 1,
                                                          2005         2004

  Net sales                                           $ 14,847     $ 13,433
  Net earnings                                        $    489     $    438
  Diluted earnings per share                          $   1.59     $   1.42


Financial Condition

Cash Flows

Cash flows from operations were $180 million and $31 million in the first quarter of 2005 and 2004, respectively. Cash flows increased approximately $150 million during the period despite a $35 million decrease in net earnings because of lower income tax payments and the effect of accounts receivable and accrued expense balance changes.


Liquidity and Available Credit

We finance our activities primarily with cash flows from operations, borrowings under credit facilities and issuances of long-term debt. We can borrow up to $1.4 billion under an unsecured multi-year agreement expiring August 24, 2009. In addition, we have filed with the Securities and Exchange Commission shelf registration statements that enable us to issue up to $525 million of debt securities.


Financial Ratios

Key financial ratios as of and for the thirteen weeks ended April 30, 2005 and May 1, 2004 and as of and for the fifty-two weeks ended January 29, 2005 are as follows:

                                        Apr. 30,    May 1,     Jan. 29,
                                           2005      2004         2005

Current Ratio                               1.6       2.0          1.6
Debt-Capitalization Ratio                    55%       46%          55%
Fixed Charge Coverage                       1.3x      2.2x         2.8x


Impact of New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the timing of liability recognition for retirement obligations associated with tangible long-lived assets that are conditional on a future event. FIN No. 47 is effective as of the end of the fiscal year ending after December 31, 2005, with early adoption permitted. We are in the process of evaluating the potential impact of FIN No. 47.


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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Under certain circumstances, short-term debt may also be used to temporarily finance a portion of an acquisition, which may result in increased market risk from interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices are generally paid in local currency and are not material. During the first three months of 2005 or 2004, we were not a party to any derivative financial instruments.


Item 4 - Controls and Procedures.

As of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Other than described below, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect those controls during the quarter.

On July 31, 2004, we acquired the operating assets of the Marshall Field's department store group from Target Corporation. Target provided accounting and other systems support for Marshall Field's over a transition period through the 2005 first quarter. Accordingly, as permitted by Section 404 of the Sarbanes-Oxley Act, we excluded Marshall Field's from the scope of the company's 2004 internal control evaluation. During the 2004 third quarter, we converted proprietary credit operations and fixed asset and intangible accounting from Target to May systems, and converted payroll to May systems in the 2004 fourth quarter. The remaining accounting, merchant reporting, and store operating systems were converted in the 2005 first quarter. Marshall Field's now operates under a common set of controls and information technology systems with our other department store divisions. We will evaluate the effectiveness of the Marshall Field's controls in connection with our 2005 annual control assessment.

                         PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

On March 1, 2005, Edward Decristofaro, an alleged May shareowner, filed a purported class action lawsuit on behalf of all May shareowners in the Circuit Court of St. Louis, Missouri, against May and all of the members of the board of directors of May. The complaint generally alleges that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May shareowners in connection with the proposed merger. On April 1, 2005, the defendants removed the lawsuit to the United States District Court for the Eastern District of Missouri and filed a motion to dismiss the lawsuit pursuant to the Securities Litigation Standards Act of 1998. On April 22, 2005, the plaintiffs filed a motion to remand the lawsuit to the Circuit Court of St. Louis, Missouri and opposition to the defendants' motion to dismiss. May believes the lawsuit is without merit and intends to contest it vigorously.

The company is involved in other claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's consolidated financial statements taken as a whole.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter 2005, the company did not repurchase any of its common stock.


Item 3 - Defaults Upon Senior Securities - None.


Item 4 - Submission of Matters to a Vote of Security Holders - None.


Item 5 - Other Information - None.


Item 6 - Exhibits
                                                            Location

1.1  Purchase Agreement, dated July 13, 2004                Incorporated by
                                                            Reference to
                                                            Exhibit 1.1 to
                                                            Current Report
                                                            on Form 8-K,
                                                            filed July 21,
                                                            2004.

3.1  Amended and Restated Certificate of Incorporation      Incorporated
       of May, dated May 22, 1996                           by Reference
                                                            to Exhibit 4(a)
                                                            of Post Effective
                                                            Amendment No. 1
                                                            to Form S-8, filed
                                                            May 29, 1996.

3.2  Certificate of Amendment of the Amended and Restated   Incorporated by
       Certificate of Incorporation, dated May 21, 1999     Reference to
                                                            Exhibit 3(b) of
                                                            Form 10-Q filed
                                                            June 8, 1999.

3.3  By-Laws of May                                         Incorporated by
                                                            Reference to
                                                            Exhibit 3.1 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

4.1  Amended and Restated Rights Agreement, dated           Incorporated by
       August 31, 2004                                      Reference to
                                                            Exhibit 4.1 to
                                                            Current Report
                                                            on Form 8-K filed
                                                            September 3, 2004.

4.2  Amendment to Rights Agreement, dated                   Incorporated by
       February 27, 2005                                    Reference to
                                                            Exhibit 4.1 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 2, 2005.

4.3  Certificate of Designation, Preferences and Rights     Incorporated by
       of the Junior Participating Preference Shares        Reference to
       and ESOP Preference Shares                           Exhibit 4.4 of
                                                            Form S-4 filed
                                                            June 7, 1996.

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

4.5  Indenture, dated as of June 17, 1996                   Incorporated by
                                                            Reference to
                                                            Exhibit 4.1 of
                                                            Form S-3, filed
                                                            July 21, 2004.

4.6  Registration Rights Agreement, dated July 20, 2004     Incorporated by
                                                            Reference to
                                                            Exhibit 4.2 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            July 21, 2004.

10.1  1994 Stock Incentive Plan                             Incorporated by
                                                            Reference to
                                                            Exhibit 10.1 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.2  Deferred Compensation Plan                            Incorporated by
                                                            Reference to
                                                            Exhibit 10.2 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.3  Executive Incentive Compensation Plan for             Incorporated by
        Corporate Executives                                Reference to
                                                            the Definitive
                                                            Proxy Statement
                                                            for the 2004
                                                            Annual Meeting
                                                            of Shareowners.

10.4  Form of Employment Agreement                          Incorporated by
                                                            Reference to
                                                            Exhibit 10.3 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.5  Amended and Restated Five-Year Credit Agreement       Incorporated by
        dated August 24, 2004                               Reference to
                                                            Exhibit 10.1 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            August 27, 2004.

10.6  Form of Restricted Stock Agreement                    Incorporated by
                                                            Reference to
                                                            Exhibit 10.4 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.7  Form of Performance Restricted Stock Agreement        Incorporated by
                                                            Reference to
                                                            Exhibit 10.5 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.8  Form of Performance Restricted Stock Agreement        Incorporated by
        (for Bridal Group)                                  Reference to
                                                            Exhibit 10.6 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.9  Form of Non-qualified Stock Option Agreement          Incorporated by
                                                            Reference to
                                                            Exhibit 10.7 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

12    Computation of Ratio of Earnings to Fixed Charges     Filed herewith.

15    Letter Regarding Unaudited Interim                    Filed herewith.
        Financial Information

31.1  Certification Pursuant to Exchange Act 13a-15         Filed herewith.
        and 15d-15(e)

31.2  Certification Pursuant to Exchange Act 13a-15         Filed herewith.
        and 15d-15(e)

32    Certification Pursuant to Section 906 of the          Filed herewith.
        Sarbanes-Oxley Act of 2002(18 U.S.C. Section
        1350, as adopted)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  May 27, 2005
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                                  Executive Vice President and
                                                  Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners of
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of April 30, 2005 and May 1, 2004, and the related condensed consolidated statements of earnings and cash flows for the thirteen-week periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 29, 2005, and the related consolidated statements of earnings, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2005 (May 6, 2005 as to the effects of the restatement discussed in the "Consolidated Balance Sheet Restatement" footnote), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 26, 2005

Exhibit 12

                                THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             FOR THE FIVE FISCAL YEARS ENDED JANUARY 29, 2005 AND FOR
                              THE THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004


(dollars in millions)

                                         13 Weeks Ended                  Fiscal Year Ended
                                        Apr. 30,    May 1,  Jan.29,  Jan. 31,  Feb. 1,   Feb. 2,   Feb. 3,
                                           2005      2004     2005      2004     2003      2002      2001
Earnings Available for Fixed Charges:
Pretax earnings                         $    42    $  121   $  803    $  639   $  820    $1,139    $1,402
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              118        92      433       367      405       411       406
Dividends on ESOP preference shares          (4)       (4)     (16)      (18)     (20)      (22)      (23)
Capitalized interest amortization             2         2       10        10        9         8         8
                                        $   158    $  211   $1,230    $  998   $1,214    $1,536    $1,793
Fixed Charges:
Gross interest expense (a)              $   109    $   84   $  403    $  345   $  392    $  401    $  395
Interest factor attributable to
  rent expense                               11        10       38        38       36        32        28
                                        $   120    $   94   $  441    $  383   $  428    $  433    $  423

Ratio of Earnings to Fixed Charges          1.3       2.2      2.8       2.6      2.8       3.5       4.2

(a)  Represents interest expense on long-term and short-term debt, ESOP debt and amortization of debt discount and debt issue expense.


Exhibit 15

May 26, 2005

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen week periods ended April 30, 2005 and May 1, 2004, as indicated in our reports dated May 26, 2005 and June 1, 2004; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended April 30, 2005 and May 1, 2004, are incorporated by reference in the Company's Registration Statement Nos. 333-59792, 333-76227, 333-00957, 333-103352 and 333-111987 on Form S-8,
Registration Statement Nos. 333-42940 and 333-42940-01 on Form S-3, Registration Statement No. 333-12007 on Form S-4, and Federated Department Stores, Inc.'s Registration Statement No. 333-123667 on Form S-4.


We also are aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP
St. Louis, Missouri

Exhibit 31.1

                                   CERTIFICATION


I, John L. Dunham, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




Date: May 27, 2005                                 /s/ John L. Dunham
                                                       John L. Dunham
                                                       Chairman, President, and
                                                       Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record,process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: May 27, 2005                             /s/ Thomas D. Fingleton
                                                   Thomas D. Fingleton
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                                                     Exhibit 32

                      CERTIFICATION PURSUANT TO SECTION 906 OF
             THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John L. Dunham, Chairman, President, and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.   The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 27, 2005



/s/ John L. Dunham                             /s/ Thomas D. Fingleton
    John L. Dunham                                 Thomas D. Fingleton
    Chairman, President, and                       Executive Vice President and
    Chief Executive Officer                        Chief Financial Officer