Form 10-Q
period 2005-08-29
MAY DEPARTMENT STORES CO
filed 2005-08-30
CIK 63416

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended July 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 306,985,801 shares of common stock, $.50 par value, as of July 30, 2005.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(millions)

                                         July 30,     July 31,     Jan. 29,
                                          2005         2004         2005
ASSETS

Current assets:
  Cash and cash equivalents             $     323    $     267    $      62
  Accounts receivable, net                  1,894        2,044        2,294
  Merchandise inventories                   3,155        3,170        3,092
  Other current assets                        200          103          129
     Total current assets                   5,572        5,584        5,577

Property and equipment, at cost            10,383       10,341       10,178
Accumulated depreciation                   (4,268)      (4,174)      (3,988)
  Property and equipment, net               6,115        6,167        6,190

Goodwill                                    2,635        2,668        2,634
Intangible assets, net                        598          609          602
Other assets                                  149          139          160

     Total assets                       $  15,069    $  15,167    $  15,163


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Short-term debt                       $       -    $     547    $     368
  Current maturities of
    long-term debt                            248          347          145
  Accounts payable                          1,484        1,407        1,529
  Accrued expenses                          1,275        1,134        1,269
  Income taxes payable                         80          233          158
     Total current liabilities              3,087        3,668        3,469

Long-term debt                              5,550        5,794        5,662

Deferred income taxes                         820          731          818

Other liabilities                             532          511          528

ESOP preference shares                        179          222          211

Shareowners' equity                         4,901        4,241        4,475

     Total liabilities and
        shareowners' equity             $  15,069    $  15,167    $  15,163





           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



(millions, except per share)           13 Weeks Ended       26 Weeks Ended
                                     July 30,   July 31,   July 30,  July 31,
                                       2005    	  2004       2005      2004

Net sales                            $  3,446  $  2,956   $  6,815  $  5,919
Cost of sales:
   Recurring                            2,464     2,065      4,899     4,185
   Restructuring markdowns                  3         6          9        11
Selling, general, and
  administrative expenses                 833       634      1,610     1,273
Restructuring costs (gains), net          (11)        9         (8)       11
Interest expense, net                     103        82        209       158
Earnings before income taxes               54       160         96       281
Provision for income taxes                  2        59          3       104
Net earnings                         $     52  $    101   $     93  $    177

Basic earnings per share             $    .16  $    .33   $    .29  $    .58

Diluted earnings per share           $    .16  $    .33   $    .29  $    .57

Dividends paid per common share      $.24-1/2  $.24-1/4   $    .49  $.48-1/2

Weighted average shares outstanding:
 Basic                                  303.1     292.1      299.8     291.7
 Diluted                                306.4     307.9      302.4     308.1


























          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(millions)                                                26 Weeks Ended
                                                      July 30,     July 31,
                                                       2005         2004
Operating Activities:
  Net earnings                                       $     93     $    177
  Adjustment for noncash items included in earnings:
    Depreciation                                          328          280
    Intangible and other amortization                       8            5
    Stock compensation                                     65            6
  Working capital changes:
    Accounts receivable, net                              397          310
    Merchandise inventories                               (61)         (67)
    Other current assets                                  (26)          (3)
    Accounts payable                                      (35)           4
    Accrued expenses                                      (47)         (59)
    Income taxes payable                                  (78)         (92)
  Other, net                                               31            5

Cash flows from operations                                675          566

Investing Activities:
  Net additions to property and equipment                (241)        (226)
  Business combinations                                     -       (3,200)

Cash flows used for investing activities                 (241)      (3,426)

Financing Activities:
  Net short-term debt issuances (repayments)             (368)         547
  Net long-term debt issuances (repayments)                (9)       2,145
  Net issuances of common stock                           357           20
  Dividend payments                                      (153)        (149)

Cash flows from (used for) financing activities          (173)       2,563

Increase (decrease) in cash and cash equivalents          261         (297)

Cash and cash equivalents,
    beginning of period                                    62          564

Cash and cash equivalents,
    end of period                                    $    323     $    267

Cash paid during the period:

  Interest                                           $    210     $    161
  Income taxes                                            135          174










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

Merger

On February 28, 2005, May and Federated Department Stores, Inc. (Federated) announced that they entered into a merger agreement. The shareowners of both companies approved the merger in July 2005. Completion of the merger is contingent on anti-trust review and is expected to close in the third quarter of 2005. The company recorded merger-related expense of $63 million and $67 million in the second quarter and first six months of 2005, respectively, including $57 million of accelerated stock compensation charges triggered by shareowner approval of the merger.

The company's stock incentive plan contains a provision under which all unvested stock options and restricted stock issued prior to 2005 become fully vested upon shareowner approval of a company merger. As a result, in the 2005 second quarter, approximately 7.8 million shares vested, and the company recorded a corresponding stock compensation charge of $57 million. Options granted in 2005 will vest upon the completion of the transaction.

Business Combinations

Effective July 31, 2004, the company acquired the Marshall Field's department store group. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. As of July 30, 2005, all short-term borrowings have been repaid. The company also acquired nine Mervyn's store locations in the Twin Cities area, eight of which have been disposed.

Marshall Field's results of operations have been included in the company's consolidated financial statements since acquisition. The company's July 30, 2005, consolidated balance sheet includes the assets acquired and the liabilities assumed based on a final purchase price allocation. The following summarizes the final purchase price allocation at acquisition (millions):

               Cash                               $     3
               Accounts receivable                    572
               Merchandise inventories                384
               Property and equipment               1,114
               Goodwill and other intangibles       1,568
               Assumed liabilities/other             (401)
                 Net purchase price               $ 3,240

The following pro forma information presents the company's net sales, net earnings and net earnings per share as if the Marshall Field's acquisition had occurred on February 1, 2004 (millions, except per share):

                                        13 Weeks Ended       26 Weeks Ended
                                      July 30,   July 31,  July 30,   July 31,
                                         2005       2004      2005       2004
                                       Actual  Pro Forma    Actual  Pro Forma

Net sales                             $ 3,446    $ 3,513   $ 6,815    $ 7,060
Net earnings                          $    52    $    94   $    93    $   165
Diluted earnings per share            $   .16    $   .31   $   .29    $   .53

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

Restructuring Costs

In July 2003, the company announced its intention to divest 34 underperforming department stores for total estimated charges of $380 million. Through the end of the 2005 second quarter, 31 stores have been closed, and $377 million in costs have been recognized. The company recognized a net gain of $8 million in the second quarter of 2005 and net expense of $1 million for the first six months of 2005. The company recognized expenses of $15 million and $22 million in the second quarter and first six months of 2004, respectively.

The significant components of the store divestiture costs and status of the related liability are summarized below:

(millions)                     Total |                               Balance at
                             Charges |    2005  Payments   Non-cash    July 30,
                             to Date | Charges (Proceeds)      Uses        2005
Asset impairments              $ 331 |   $   2     $   -      $   2       $   -
Disposal (gains) losses          (44)|     (19)      (44)        25           -
Inventory liquidation markdowns   44 |       8         8          -           -
Severance benefits                21 |       5         5          -           -
Other                             25 |       5         5          -           -
  Total                        $ 377 |   $   1     $ (26)     $  27       $   -


Severance benefits are recognized as each store is closed. As of July 30, 2005, severance benefits have been paid to approximately 2,300 associates. The remaining costs will be recognized as each remaining store is closed.

Income Taxes

The effective tax rate for the first six months of 2005 was 3.2%, compared with 37.0% for the first six months of 2004. 2005 income taxes include $18 million and $32 million of provision reductions recorded upon the resolution of various federal and state income tax issues in the second quarter and first six months of 2005, respectively. The company's 2005 estimated effective tax rate is 36.0% excluding those reductions. Stock option exercises in 2005 generated future tax deductions of $45 million recorded as a direct increase to additional paid-in capital, not as a tax provision component.

Inventories

Merchandise inventories are principally valued at the lower of LIFO (last-in, first-out) cost basis or market using the retail method. There was no LIFO provision or credit in the second quarter or first six months of 2005 or 2004.

Pension Benefits

The components of net periodic benefit costs for the company's pension plans for the second quarter and first six months of 2005 and 2004 were:

(millions)                                  13 Weeks Ended
                                Qualified Plan        Nonqualified Plans
                              July 30,   July 31,     July 30,   July 31,
                                 2005       2004         2005       2004

Service cost                  $    18    $    14      $     2    $     2
Interest cost                      12         11            4          4
Expected return on assets         (11)        (9)           -          -
Net amortization (1)                6          2            1          1

Net periodic benefit cost     $    25    $    18      $     7    $     7


                                            26 Weeks Ended
                                Qualified Plan        Nonqualified Plans
                              July 30,   July 31,     July 30,   July 31,
                                 2005       2004         2005       2004

Service cost                  $    36    $    28      $     4    $     3
Interest cost                      24         23            7          7
Expected return on assets         (22)       (19)           -          -
Net amortization (1)               12          5            3          3

Net periodic benefit cost     $    50    $    37      $    14    $    13

(1) Prior service cost and actuarial gains and losses are amortized over the remaining estimated service period.

The company did not make any contributions to its pension plans in the second quarter or first six months of 2005. Contributions of approximately $35 million and $65 million to the qualified plan are expected in the third and fourth quarters of 2005, respectively.

Effective August 1, 2005, the company's retirement committee approved an update to the retirement pension benefit calculation formula. The effect of this update will be to increase the accumulated benefit obligation of the plans by approximately $100 million.

Earnings per Share

The following tables reconcile net earnings and weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share ("EPS") for the periods shown.

(millions, except per share)
                                             13 Weeks Ended
                               July 30, 2005              July 31, 2004
                         Earnings   Shares    EPS   Earnings   Shares    EPS
Net earnings              $   52                     $  101
ESOP preference shares'
 dividends                    (3)                        (4)

Basic EPS                     49     303.1  $  .16       97     292.1  $  .33

ESOP preference shares         -       0.0                3      15.0
Assumed exercise of
 options (treasury
 stock method)                 -       3.3                -       0.8

 Diluted EPS              $   49     306.4  $  .16   $  100     307.9  $  .33

                                             26 Weeks Ended
                               July 30, 2005              July 31, 2004
                         Earnings   Shares    EPS   Earnings   Shares    EPS
Net earnings              $   93                     $  177
ESOP preference shares'
 dividends                    (7)                        (8)

Basic EPS                     86     299.8  $  .29      169     291.7  $  .58

ESOP preference shares         -       0.0                7      15.2
Assumed exercise of
 options (treasury
 stock method)                 -       2.6                -       1.2

 Diluted EPS              $   86     302.4  $  .29   $  176     308.1  $  .57

Diluted EPS excludes 12 million ESOP preference shares and $3 million of earnings adjustments for the 2005 second quarter and 13 million ESOP shares and $6 million of earnings adjustments for the first six months of 2005 because of their antidilutive effect.

Stock Compensation

Effective February 2, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The company adopted SFAS No. 123 using the prospective transition method, under which all stock-based compensation granted after February 2, 2003 is expensed using the fair value method.

Stock option expense is recorded over each option grant's vesting period, usually four years. Accordingly, the cost related to stock-based employee compensation included in net earnings, using the prospective method of transition, is less than it would have been had the fair value method been applied retroactively to all outstanding grants. The following table illustrates the pro forma effect on net earnings and earnings per share for the second quarter and first six months of 2005 and 2004 as if the fair value-based method had been applied retroactively rather than prospectively to all outstanding unvested grants.

(millions, except per share)              13 Weeks Ended      26 Weeks Ended
                                         July 30, July 31,  July 30, July 31,
                                           2005     2004      2005     2004

Net earnings, as reported               $    52   $  101    $   93    $  177
Add:    Compensation expense for
         employee stock options
         included in net earnings,
         net of tax                          20        1        22         2
Deduct: Total compensation expense
         for employee stock options
         determined under retroactive
         fair value-based method,
         net of tax                         (27)      (5)      (32)      (10)
Pro forma net earnings                  $    45   $   97    $   83    $  169

Earnings per share:
  Basic - as reported (prospective)     $   .16   $  .33    $  .29    $  .58
  Basic - pro forma (retroactive)       $   .14   $  .32    $  .25    $  .55

  Diluted - as reported (prospective)   $   .16   $  .33    $  .29    $  .57
  Diluted - pro forma (retroactive)     $   .14   $  .32    $  .25    $  .55

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123 (revised 2004) is effective as of the 2006 first quarter, with early adoption permitted. The company has not determined which transition method it will use. However, neither method will result in incremental future expense.

Lease Obligations

The company is a guarantor with respect to certain lease obligations of previously divested businesses. The leases, two of which include potential extensions to 2087, have future minimum lease payments aggregating approximately $774 million, and are offset by payments from existing tenants and subtenants. In addition, the company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by the current tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the company. The company believes that the risk of significant loss from these lease obligations is remote.

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

Condensed consolidating balance sheets as of July 30, 2005, July 31, 2004, and January 29, 2005, the related condensed consolidating statements of earnings for the thirteen week and twenty-six week periods ended July 30, 2005 and July 31, 2004, and the related condensed consolidating statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004 are presented below.




                             Condensed Consolidating Balance Sheet
                                      As of July 30, 2005
                                          (Unaudited)
(millions)
                                        Subsidiary     Other
                                Parent    Issuer    Subsidiaries  Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents    $     -    $   302       $     21     $      -      $    323
  Accounts receivable, net           -      1,882             46          (34)        1,894
  Merchandise inventories            -      3,011            144            -         3,155
  Other current assets               3        173             50          (26)          200
     Total current assets            3      5,368            261          (60)        5,572

Property and equipment, at cost      -     10,044            339            -        10,383
Accumulated depreciation             -     (4,150)          (118)           -        (4,268)
  Property and equipment, net        -      5,894            221            -         6,115

Goodwill                             -      2,257            378            -         2,635
Intangible assets, net               -        439            159            -           598
Other assets                         -        141              8            -           149
Intercompany (payable)
  receivable                      (116)      (449)         3,805       (3,240)            -
Investment in subsidiaries       5,193          -              -       (5,193)            -
     Total assets              $ 5,080    $13,650       $  4,832     $ (8,493)     $ 15,069

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt              $     -    $     -       $      -     $      -      $      -
  Current maturities of
     long-term debt                  -        248              -            -           248
  Accounts payable                          1,385            100           (1)        1,484
  Accrued expenses                   -      1,166            168          (59)        1,275
  Income taxes payable               -         16             64            -            80
     Total current liabilities       -      2,815            332          (60)        3,087

Long-term debt                       -      5,550              -            -         5,550
Intercompany note payable            -      3,240              -       (3,240)            -
Deferred income taxes                -        747             73            -           820
Other liabilities                    -      1,031             14         (513)          532
ESOP preference shares             179          -              -            -           179
Shareowners' equity              4,901        267          4,413       (4,680)        4,901
     Total liabilities and
      shareowners' equity      $ 5,080    $13,650       $  4,832     $ (8,493)     $ 15,069

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                         Condensed Consolidating Statement of Earnings
                          For the Thirteen Weeks Ended July 30, 2005
                                          (Unaudited)
(millions)
                                           Subsidiary    Other
                                    Parent    Issuer  Subsidiaries  Eliminations Consolidated
Net sales                           $    -   $  3,222     $    487     $    (263)    $  3,446
Cost of sales:
  Recurring                              -      2,378          345          (259)       2,464
  Restructuring markdowns                -          3            -             -            3
Selling, general, and
  administrative expenses                -        750           94           (11)         833
Restructuring costs (gains), net         -        (11)           -             -          (11)
Interest expense (income), net:
  External                               -        104           (1)            -          103
  Intercompany                           -         72          (73)            1            -
Equity in earnings of subsidiaries     (52)         -            -            52            -
Earnings before income taxes            52        (74)         122           (46)          54
Provision (credit) for income taxes      -        (43)          45             -            2
Net earnings (loss)                 $   52   $    (31)    $     77     $     (46)    $     52

                        Condensed Consolidating Statement of Earnings
                         For the Twenty-six Weeks Ended July 30, 2005
                                          (Unaudited)
(millions)
                                           Subsidiary    Other
                                    Parent    Issuer  Subsidiaries  Eliminations Consolidated
Net sales                           $    -   $  6,371     $    926     $    (482)    $  6,815
Cost of sales:
  Recurring                              -      4,715          656          (472)       4,899
  Restructuring markdowns                -          9            -             -            9
Selling, general, and
  administrative expenses                -      1,439          193           (22)       1,610
Restructuring costs (gains), net         -         (8)           -             -           (8)
Interest expense (income), net:
  External                               -        210           (1)            -          209
  Intercompany                           -        143         (145)            2            -
Equity in earnings of subsidiaries     (93)         -            -            93            -
Earnings before income taxes            93       (137)         223           (83)          96
Provision (credit) for income taxes      -        (78)          81             -            3
Net earnings (loss)                 $   93   $    (59)    $    142     $     (83)    $     93

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                         Condensed Consolidating Statement of Cash Flows
                          For the Twenty-six Weeks Ended July 30, 2005
                                          (Unaudited)
(millions)
                                          Subsidiary     Other
                                    Parent  Issuer    Subsidiaries  Eliminations Consolidated
Operating activities:
  Net earnings (loss)              $    93  $    (59)     $    142     $     (83)    $     93
  Equity in earnings of subsidiaries   (93)        -             -            93            -
  Depreciation                           -       304            24             -          328
  Intangible and other amortization      -         4             4             -            8
  Stock compensation                    65        30             -           (30)          65
  (Increase) decrease in
    working capital                    (27)      135            22            20          150
  Other, net                          (317)      414           (55)          (11)          31
Cash flows from (used for)
  operations                          (279)      828           137           (11)         675

Investing activities:
  Net additions to property
    and equipment                        -      (206)          (35)            -         (241)
Cash flows used for
  investing activities                   -      (206)          (35)            -         (241)

Financing activities:
  Net short-term debt repayments         -      (368)            -             -         (368)
  Net long-term debt repayments          -        (9)            -             -           (9)
  Net issuances of common stock        341         4             -            12          357
  Dividend payments                   (153)        -             -             -         (153)
  Intercompany activity, net            91         -           (93)            2            -
Cash flow from (used for)
  financing activities                 279      (373)          (93)           14         (173)

Increase in cash and
  cash equivalents                       -       249             9             3          261
Cash and cash equivalents,
  beginning of period                    -        53            12            (3)          62

Cash and cash equivalents,
  end of period                    $     -  $    302      $     21     $       -     $    323

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                              Condensed Consolidating Balance Sheet
                                       As of July 31, 2004
                                           (Unaudited)
(millions)
                                         Subsidiary     Other
                               Parent     Issuer    Subsidiaries   Eliminations  Consolidated
ASSETS
Current assets:
  Cash and cash equivalents   $      -    $   249       $     18     $      -        $   267
  Accounts receivable, net           -      2,031             46          (33)         2,044
  Merchandise inventories            -      3,059            111            -          3,170
  Other current assets               -         89             34          (20)           103
    Total current assets             -      5,428            209          (53)         5,584

Property and equipment, at cost      -     10,057            284            -         10,341
Accumulated depreciation             -     (4,085)           (89)           -         (4,174)
  Property and equipment, net        -      5,972            195            -          6,167

Goodwill                             -      2,292            376            -          2,668
Intangible assets, net               -        447            162            -            609
Other assets                         -        130              9            -            139
Intercompany (payable)
  receivable                      (681)       171          3,735       (3,225)             -
Investment in subsidiaries       5,148          -              -       (5,148)             -
    Total assets              $  4,467    $14,440       $  4,686     $ (8,426)       $15,167

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt             $      -    $   547       $      -     $      -        $   547
  Current maturities of
    long-term debt                   -        347              -            -            347
  Accounts payable                   -      1,314             90            3          1,407
  Accrued expenses                   4      1,069            118          (57)         1,134
  Income taxes payable               -        171             62            -            233
     Total current liabilities       4      3,448            270          (54)         3,668

Long-term debt                       -      5,794              -            -          5,794
Intercompany note payable            -      3,225              -       (3,225)             -
Deferred income taxes                -        664             67            -            731
Other liabilities                    -        999              9         (497)           511
ESOP preference shares             222          -              -            -            222
Shareowners' equity              4,241        310          4,340       (4,650)         4,241
     Total liabilities and
      shareowners' equity     $  4,467    $14,440       $  4,686     $ (8,426)       $15,167

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued) -

                          Condensed Consolidating Statement of Cash Flows
                           For the Twenty-six Weeks Ended July 31, 2004
                                           (Unaudited)
(millions)

                                           Subsidiary     Other
                                    Parent   Issuer   Subsidiaries  Eliminations  Consolidated

Operating activities:
  Net earnings                     $  177   $     31     $    135     $    (166)      $   177
  Equity in earnings of subsidiaries (177)         -            -           177             -
  Depreciation                          -        259           21             -           280
  Intangible and other amortization     -          2            3             -             5
  Stock compensation                    6          3            -            (3)            6
  (Increase) decrease in
    working capital                    (2)        78           16             1            93
  Other, net                           38          9          (31)          (11)            5
Cash flows from operations             42        382          144            (2)          566

Investing activities:
  Net additions to property
    and equipment                       -       (182)         (44)            -          (226)
  Business combinations                 -     (3,197)          (3)            -        (3,200)
Cash flows used for
  investing activities                  -     (3,379)         (47)            -        (3,426)

Financing activities:
  Net short-term debt issuances         -        547            -             -           547
  Net long-term debt issuances          -      2,145            -             -         2,145
  Net issuances of common stock        15          3            -             2            20
  Dividend payments                  (149)         -            -             -          (149)
  Intercompany activity, net           92          -          (92)            -             -
Cash flows from (used for)
  financing activities                (42)     2,695          (92)            2         2,563

Increase (decrease) in cash and
  cash equivalents                      -       (302)           5             -          (297)
Cash and cash equivalents,
  beginning of period                   -        551           13             -           564

Cash and cash equivalents,
  end of period                    $    -   $    249     $     18     $       -       $   267

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

                                      16

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Second quarter 2005 net sales of $3.45 billion increased 16.6% over the 2004 second quarter. Store-for-store sales decreased 1.6% for the quarter. Net earnings were $52 million, or $.16 per share for the quarter, compared with $101 million, or $.33 per share, for the second quarter 2004. Second quarter 2005 earnings include net store divestiture gains of $8 million, or $.02 per share, Federated merger-related expenses of $63 million, or $.13 per share, and the benefit of an $18 million, or $.06 per share, income tax provision reduction recorded upon the resolution of certain tax issues. Second quarter 2004 earnings included store divestiture costs of $15 million, or $.03 per share.

Net sales increased 15.1% to $6.81 billion for the first six months of 2005. Net earnings were $93 million, or $.29 per share, for the first six months of 2005 compared with $177 million, or $.57 per share, for the first six months of 2004. Net earnings for the first six months of 2005 include store divestiture costs of $1 million, Marshall Field's start-up integration costs of $27 million, or $.06 per share, Federated merger-related expenses of $67 million or $.14 per share, and the benefit of $32 million, or $.10 per share, of income tax provision reductions recorded upon the resolution of various federal and state income tax issues. Net earnings for the first six months of 2004 include store divestiture costs of $22 million, or $.05 per share.

During the first six months of 2005, we opened two new department stores: a Robinsons-May store in El Centro, California; and a Kaufmann's store in Pittsburgh, PA. Six additional department stores are planned for 2005. Year-to-date, we have closed six department stores, four of which we previously announced would be divested. Our Bridal Group has opened four David's Bridal stores and nine After Hours stores. The Bridal Group plans to open an additional 14 David's Bridal stores and 11 After Hours stores by year-end. At the end of the second quarter, we operated 487 department stores, 243 David's Bridal stores, 452 After Hours Formalwear stores, and 11 Priscilla of Boston stores in 46 states, the District of Columbia, and Puerto Rico.

Results of Operations

Merger

On February 28, 2005, May and Federated Department Stores, Inc. (Federated) announced that they entered into a merger agreement. The shareowners of both companies approved the merger in July 2005. Completion of the merger is contingent on anti-trust review and is expected to close in the third quarter of 2005. We recorded merger-related expense of $63 million and $67 million in the second quarter and first six months of 2005, respectively, including $57 million of accelerated stock compensation charges triggered by shareowner approval of the merger.

Our stock incentive plan contains a provision under which all unvested stock options and restricted stock issued prior to 2005 become fully vested upon shareowner approval of a company merger. As a result, in the 2005 second quarter, approximately 7.8 million shares vested, and we recorded a corresponding stock compensation charge of $57 million. Options granted in 2005 will vest upon completion of the transaction.

Net Sales

Net sales include merchandise sales and lease department income. Store-for-store sales compare sales of stores open during both periods beginning the first day a new store has prior-year sales and exclude sales of stores closed during both periods. Net sales and related increases (decreases) were as follows:

(dollars in millions)                       Percent      Store-for-Store
                     2005        2004       Increase        Decrease
Second quarter      $3,446      $2,956       16.6%           (1.6)%
First six months     6,815       5,919       15.1            (3.4)

The total net sales increase of $490 million for the 2005 second quarter was principally due to $577 million of new store sales, including Marshall Field's, offset by a $48 million decrease in store-for-store sales and a $28 million decrease related to divested store sales. The total net sales increase of $896 million for the first six months of 2005 was principally due to $1.2 billion of new store sales, including Marshall Field's, offset by a $196 million decrease in store-for-store sales and a $56 million decrease related to divested store sales.

The following table presents the statements of earnings as a percent of net sales.

                                         Second Quarter       First Six Months
                                          2005    2004         2005     2004

Net sales                                100.0%   100.0%      100.0%   100.0%
Cost of sales:
  Recurring                               71.5     69.9        71.9     70.7
  Restructuring markdowns                  0.1      0.2         0.1      0.2
Selling, general, and
  administrative expenses                 24.2     21.4        23.6     21.5
Restructuring costs                       (0.3)     0.3        (0.1)     0.2
Interest expense, net                      3.0      2.8         3.1      2.7

Earnings before income taxes               1.5      5.4         1.4      4.7

Income taxes                               3.3*    37.0*        3.2*    37.0*

Net earnings                               1.5%     3.4%        1.4%     3.0%

* - Percent represents effective income tax rate.

Cost of Sales

Recurring cost of sales includes the cost of merchandise, inbound freight, distribution expenses, buying, and occupancy costs. Restructuring markdowns are incurred to liquidate inventory as stores to be divested are closed.

For the 13 weeks ended July 30, 2005, recurring cost of sales as a percent of net sales increased 1.6%. That increase was principally caused by markdowns recorded to keep inventories current, including $33 million of incremental markdowns related to proprietary product, and 0.4% increase in occupancy costs caused by decreased store-for-store sales leverage. For the 26 weeks ended July 30, 2005, recurring cost of sales as a percent of net sales increased 1.2%, principally because of an 0.8% increase in the cost of merchandise as a result of markdowns taken to keep inventories current and a 0.5% increase in occupancy costs caused by decreased store-for-store sales leverage. In addition, restructuring markdowns of $3 million and $9 million in the second quarter and first six months of 2005, respectively, were incurred to liquidate inventory as stores to be divested were closing

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percent of net sales increased from 21.4% in the second quarter of 2004 to 24.2% in the second quarter of 2005. Federated merger-related costs accounted for 1.9% of the increase, and Marshall Field's start-up integration expenses negatively impacted selling, general, and administrative expenses by 0.2%. The rest of the increase in selling, general, and administrative expenses was principally caused by decreased store-for-store sales leverage.

Selling, general, and administrative expenses as a percent of net sales increased from 21.5% in the first six months of 2004 to 23.6% in the first six months of 2005. Federated merger-related costs accounted for 1.0% of the increase, and Marshall Field's start-up integration expenses negatively impacted SG&A by 0.5%. The rest of the increase in selling, general, and administrative expenses was principally caused by decreased store-for-store sales leverage.

Restructuring Costs

In July 2003, we announced our intention to divest 34 underperforming department stores for total estimated charges of $380 million. Through the end of the 2005 second quarter, 31 stores have been closed and $377 million in costs have been recognized. We recognized a net gain of $8 million in the second quarter and net expense of $1 million in the first six months of 2005. We recognized expenses of $15 million and $22 million in the second quarter and first six months of 2004, respectively. The remaining amounts will be recognized as each remaining store is closed.

Interest Expense

Components of net interest expense were (millions):

                                       Second Quarter    First Six Months
                                       2005      2004     2005      2004

Interest expense                       $107      $ 87     $216      $169
Interest income                          (1)       (3)      (2)       (7)
Capitalized interest                     (3)       (2)      (5)       (4)
  Net interest expense                 $103      $ 82     $209      $158

The $21 million and $51 million increase in net interest expense for the second quarter and first six months of 2005, respectively, was due primarily to higher long-term borrowings as a result of Marshall Field's acquisition-related debt.

Short-term borrowings were (dollars in millions):

                                       Second Quarter    First Six Months
                                       2005      2004     2005      2004

  Average balance outstanding          $ 99      $ 23     $190      $ 12
  Average interest rate on
    average balance                     3.3%      1.6%     2.9%      1.6%

Income Taxes

The effective tax rate for the first six months of 2005 was 3.2% compared with 37.0% for the first six months of 2004. 2005 income taxes include $18 million and $32 million of provision reductions recorded upon the resolution of various federal and state income tax issues in the second quarter and first six months of 2005, respectively. Excluding those reductions, our 2005 estimated effective tax rate is 36.0%.

Business Combinations

Effective July 31, 2004, we acquired the Marshall Field's department store group. The acquisition was financed through $2.2 billion of long-term debt and $1.0 billion of short-term borrowings and cash on hand. As of the end of the second quarter 2005, all short-term borrowings have been repaid. Marshall Field's assets and liabilities are included in the consolidated balance sheet as of July 31, 2004, and results of operations are included beginning August 1, 2004.

Stock Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS No. 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS No. 123 are restated. SFAS No. 123 (revised 2004) is effective as of the 2006 first quarter, with early adoption permitted. We have not determined which transition method we will use. However, neither method will result in incremental future expense.

Trailing Years' Results

Operating results for the trailing years were as follows (millions, except per share):
                                                       July 30,     July 31,
                                                          2005         2004

  Net sales                                          $  15,337     $ 13,389
  Net earnings                                       $     440     $    649
  Diluted earnings per share                         $    1.42     $   2.14


Financial Condition

Cash Flows

Cash flows from operations were $675 million and $566 million in the first six months of 2005 and 2004, respectively. Cash flows increased approximately $109 million during the period despite an $84 million decrease in net earnings because of higher noncash items included in earnings, including stock compensation charges and depreciation, and the effect of accounts receivable balance changes.

Since the announcement of the merger with Federated, the company has experienced a significant increase in stock option exercises. Proceeds from stock option exercises in the first six months of 2005 total approximately $357 million and have been used to pay down short-term borrowings and purchase commercial paper.

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

Financial Ratios

Key financial ratios as of and for the twenty-six weeks ended July 30, 2005 and July 31, 2004 and as of and for the fifty-two weeks ended January 29, 2005 are as follows:

                                        July 30,   July 31,     Jan. 29,
                                          2005       2004         2005

Current Ratio                              1.8        1.5          1.6
Debt-Capitalization Ratio                   53%        58%          55%
Fixed Charge Coverage                      1.4x       2.4x         2.8x

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

Forward-looking Statements

Management's Discussion and Analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. While such statements reflect all available information and management's judgment and estimates of current and anticipated conditions and circumstances and are prepared with the assistance of specialists within and outside the company, there are many factors outside of our control that have an impact on our operations. Such factors include but are not limited to competitive changes, general and regional economic conditions, consumer preferences and spending patterns, availability of adequate locations for building or acquiring new stores, our ability to hire and retain qualified associates, our ability to manage the business to minimize the disruption of sales and customer service as a result of the restructuring activities, and those risks generally associated with the integration of Marshall Field's with May. Additional factors related to the proposed business combination of May and Federated include the ability to obtain governmental approvals of the transaction on the proposed terms and schedule, the risk that the businesses will not be integrated successfully, and the disruption from the transaction making it more difficult to maintain relationships with customers, employees, or suppliers. Because of these factors, actual performance could differ materially from that described in the forward-looking statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily arises from changes in interest rates on short-term debt. Short-term debt has generally been used to finance seasonal working capital needs resulting in minimal exposure to interest rate fluctuations. Under certain circumstances, short-term debt may also be used to temporarily finance a portion of an acquisition, which may result in increased market risk from interest rate fluctuations. Long-term debt is at fixed interest rates. Our merchandise purchases are denominated in United States dollars. Operating expenses of our international offices are generally paid in local currency and are not material. During the first six months of 2005, we were not a party to any derivative financial instruments. During the first six months of 2004, we entered into treasury lock agreements to hedge interest rate fluctuations in anticipation of the issuance of long-term debt. The results of the hedges did not have a material impact on our results of operations or financial position. We were not a party to any other derivative financial instruments during the first six months of 2004.

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


                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On March 1, 2005, Edward Decristofaro, an alleged May shareowner, filed a purported class action lawsuit on behalf of all May shareowners in the Circuit Court of St. Louis, Missouri, against May and all of the members of the board of directors of May. The complaint generally alleges that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May shareowners in connection with the proposed merger. On April 1, 2005, the defendants removed the lawsuit to the United States District Court for the Eastern District of Missouri and filed a motion to dismiss the lawsuit pursuant to the Securities Litigation Standards Act of 1998. On April 22, 2005, the plaintiffs filed a motion to remand the lawsuit to the Circuit Court of St. Louis, Missouri and opposition to the defendants' motion to dismiss. On June 28, 2005, plaintiffs' motion to remand the lawsuit back to the Circuit Court of St. Louis, Missouri was granted. May believes the lawsuit is without merit and intends to contest it vigorously.

The company is involved in other claims, proceedings, and litigation arising from the operation of its business. The company does not believe any such claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the company's consolidated financial statements taken as a whole.

Item 2 - Changes in Securities and Use of Proceeds

During the first six months of 2005, the company did not repurchase any of its common stock.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareowners of registrant was held on July 13, 2005.

  (b) At the annual meeting of shareowners of registrant held on July 13, 2005, the registrant's voting securities carried 311,993,938 votes, of which 280,816,695 were voted at the meeting. Action was taken with respect to:

        (i)   the election of four directors of registrant;

                                                              Authority
                                             For               Withheld

              Marsha J. Evans            273,147,470           7,669,225
              David B. Rickard           273,793,308           7,023,387
              Joyce M. Roche             273,165,192           7,651,503
              R. Dean Wolfe              273,276,905           7,539,790

              These directors will serve along with the following other directors whose term of office as a director continued after the meeting: John L. Dunham, Helene L. Kaplan, James M. Kilts, Russell E. Palmer, Michael R. Quinlan, and William P. Stiritz.

         (ii) a resolution to approve the pending merger with Federated Department Stores, Inc. (239,128,038 votes in favor, 5,212,275 votes against, 1,955,253 votes abstained and 34,521,129 not voted);

        (iii) a resolution to approve an amendment to the company's Amended and Restated Certificate of Incorporation to provide for annual election of directors (273,531,602 votes in favor, 3,268,885 votes against and 4,016,208 votes abstained);

         (iv) a resolution to approve the appointment of Deloitte & Touche LLP as its independent registered public accounting firm (274,296,145 votes in favor, 3,109,403 votes against and 3,411,147 votes abstained).

Item 5 - Other Information - None.

Item 6 - Exhibits
                                                            Location

1.1  Purchase Agreement, dated July 13, 2004                Incorporated by
                                                            Reference to
                                                            Exhibit 1.1 to
                                                            Current Report
                                                            on Form 8-K,
                                                            filed July 21,
                                                            2004.

2.1  Agreement and Plan of Merger, dated as of February     Incorporated by
       27, 2005, by and among Federated Department          Reference to
       Stores, Inc., Milan Acquisition LLC and              Exhibit 2.1 to
       The May Departments Stores Company                   Current Report
                                                            on Form 8-K,
                                                            filed February 28,
                                                            2005.

3.1  Restated Certificate of Incorporation                  Filed herewith.

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

                                                            Location

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

                                                            Location

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

10.9  Form of Non-qualified Stock Option Agreement          Incorporated by
                                                            Reference to
                                                            Exhibit 10.7 to
                                                            Current Report on
                                                            Form 8-K, filed
                                                            March 23, 2005.

10.10 Letter Agreement between Federated Department         Filed herewith.
         Stores, Inc. and John L. Dunham

10.11 Letter Agreement between Federated Department         Filed herewith.
         Stores, Inc. and Thomas D. Fingleton

10.12 Letter Agreement between Federated Department         Filed herewith.
         Stores, Inc. and Jay H. Levitt

                                                            Location

10.13 Letter Agreement between Federated Department         Filed herewith.
         Stores, Inc. and William P. McNamara

10.14 Letter Agreement between Federated Department         Filed herewith.
         Stores, Inc. and R. Dean Wolfe

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

                                          THE MAY DEPARTMENT STORES COMPANY
                                                   (Registrant)

Date:  August 29, 2005
                                         /s/      Thomas D. Fingleton
                                                  Thomas D. Fingleton
                                             Executive Vice President and
                                                Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareowners of
The May Department Stores Company

We have reviewed the accompanying condensed consolidated balance sheets of The May Department Stores Company and subsidiaries (the "Company") as of July 30, 2005 and July 31, 2004, and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, and of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 29, 2005, and the related consolidated statements of earnings, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2005 (May 6, 2005 as to the effects of the restatement discussed in the "Consolidated Balance Sheet Restatement" footnote), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
St. Louis, Missouri
August 29, 2005

                                                              Exhibit 12

                                   THE MAY DEPARTMENT STORES COMPANY AND SUBSIDIARIES
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              FOR THE FIVE FISCAL YEARS ENDED JANUARY 29, 2005 AND FOR THE
                                 TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004


(dollars in millions)

                                         26 Weeks Ended                  Fiscal Year Ended
                                        July 30,  July 31,   Jan.29,  Jan. 31,  Feb. 1,  Feb. 2,  Feb. 3,
                                           2005      2004      2005      2004     2003     2002     2001
Earnings Available for Fixed Charges:
Pretax earnings                         $    96    $  281   $   803   $  639  $   820  $ 1,139   $ 1,402
Fixed charges (excluding interest
  capitalized and pretax preferred
  stock dividend requirements)              234       185       433      367      405      411       406
Dividends on ESOP preference shares          (6)       (7)      (16)     (18)     (20)     (22)      (23)
Capitalized interest amortization             5         4        10       10        9        8         8
                                        $   329    $  463   $ 1,230   $  998  $ 1,214  $ 1,536   $ 1,793
Fixed Charges:
Gross interest expense (a)              $   216    $  171   $   403   $  345  $   392  $   401   $   395
Interest factor attributable to
  rent expense                               23        19        38       38       36       32        28
                                        $   239    $  190   $   441   $  383  $   428  $   433   $   423

Ratio of Earnings to Fixed Charges          1.4       2.4       2.8      2.6      2.8      3.5       4.2

(a) Represents interest expense on long-term and short-term debt, ESOP Debt and amortization of debt discount and debt issue expense.

                                                                    Exhibit 15

August 29, 2005

The May Department Stores Company
St. Louis, Missouri

We have made a review, in accordance with standards of the Public Company Accounting Oversight Board (United States), of the unaudited interim condensed consolidated financial information of The May Department Stores Company and subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, as indicated in our reports dated August 29, 2005 and September 2, 2004; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended July 30, 2005 and July 31, 2004, are incorporated by reference in the Company's Registration Statement Nos. 333-59792, 333-76227, 333-00957, 333-103352 and 333-111987 on Form S-8,
and Registration Statement Nos. 333-42940 and 333-42940-01 on Form S-3.

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




Date: August 29, 2005                        /s/ John L. Dunham
                                                 John L. Dunham
                                                 Chairman, President, and
                                                 Chief Executive Officer

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




Date: August 29, 2005                        /s/ Thomas D. Fingleton
                                                 Thomas D. Fingleton
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                                   Exhibit 32

                   CERTIFICATION PURSUANT TO SECTION 906 OF
     THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350, as adopted)

In connection with the Quarterly Report of The May Department Stores Company (the "Company") on Form 10-Q for the period ended July 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John L. Dunham, Chairman, President, and Chief Executive Officer, and Thomas D. Fingleton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

       1.  The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 29, 2005



   /s/  John L. Dunham                  /s/ Thomas D. Fingleton
   John L. Dunham                       Thomas D. Fingleton
   Chairman, President, and             Executive Vice President and
   Chief Executive Officer              Chief Financial Officer